Form 10-Q
period 2021-09-30
Tailwind Two Acquisition Corp.
filed 2021-11-12
CIK 1835512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TAILWIND TWO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TAILWIND TWO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$3,191,581	$—
Prepaid expenses and other current assets	565,282	—
Total Current Assets	3,756,863	—

Deferred offering costs	—	197,790
Investments held in Trust Account	345,055,724	—
TOTAL ASSETS	$348,812,587	$197,790

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$1,320,800	$6,093
Accrued offering costs	12,000	120,540
Promissory note – related party	—	52,250
Total Current Liabilities	1,332,800	178,883

Warrant liabilities	19,107,000	—
Deferred underwriting fee payable	12,075,000	—
Total Liabilities	32,514,800	178,883

Commitments and contingencies

Class A ordinary shares subject to possible redemption 34,500,000 and no shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized no shares issued and outstanding, excluding 34,500,000 and no shares subject to possible redemption, as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(28,703,076)	(6,093)
Total Shareholders’ (Deficit) Equity	(28,702,213)	18,907
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$348,812,587	$197,790

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND TWO ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021

General and administrative expenses	$1,597,881	$1,838,523
Loss from operations	(1,597,881)	(1,838,523)

Other income (expense):
Change in fair value of warrant liabilities	193,000	(193,000)
Transaction costs allocable to warrants	—	(649,349)
Interest earned on investments held in Trust Account	21,223	55,724
Total other income (expense), net	214,223	(786,625)

Net loss	$(1,383,658)	$(2,625,148)

Weighted average shares outstanding, Class A ordinary shares	34,500,000	25,906,593
Basic and diluted net loss per share, Class A ordinary shares	$(0.03)	$(0.08)

Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,348,901
Basic and diluted net loss per share, Class B ordinary shares	$(0.03)	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND TWO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

REVISED

(UNAUDITED)

						(Accumulated
	Class A		Class B		Additional	Deficit)	Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(6,093)	$18,907

Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	4,056,000	—	4,056,000

Accretion to Class A Ordinary Shares subject to possible redemption	—	—	—	—	(4,080,137)	(26,071,835)	(30,151,972)

Net income	—	—	—	—	—	4,526,692	4,526,692

Balance – March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(21,551,236)	$(21,550,373)

Net loss	—	—	—	—	—	(5,768,182)	(5,768,182)

Balance – June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(27,319,418)	$(27,318,555)

Net loss	—	—	—	—	—	(1,383,658)	(1,383,658)

Balance – September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(28,703,076)	$(28,702,213)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND TWO ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,625,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(55,724)
Change in fair value of warrant liabilities	193,000
Transaction costs allocable to warrants	649,349
Changes in operating assets and liabilities:
Prepaid expenses	(565,282)
Accrued expenses	1,314,707
Net cash used in operating activities	$(1,089,098)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	$(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	11,700,000
Repayment of promissory note – related party	(89,890)
Payment of offering costs	(429,431)
Net cash used in financing activities	$349,280,679

Net Change in Cash	3,191,581
Cash – Beginning of period	—
Cash – End of period	$3,191,581

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$12,000
Offering costs paid through promissory note	$37,640
Initial classification of Class A ordinary shares subject to possible redemption	$345,000,000
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular, activities in connection with the potential acquisition of Terran Orbital (see Note 11). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,800,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Tailwind Two Sponsor LLC (the “Sponsor”), generating gross proceeds of $11,700,000, which is described in Note 5.

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus related to the Initial Public Offering. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The Company will have until March 9, 2023, to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of March 9, 2021 (audited)	Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$313,273,580	$31,726,420	$345,000,000
Class A ordinary shares	$317	$(317)	$—
Additional paid-in capital	$5,654,268	$(5,654,268)	$—
Accumulated deficit	$(655,442)	$(26,071,835)	$(26,727,277)
Total Shareholders’ Deficit	$5,000,006	$(31,726,420)	$(26,726,414)

The accompanying statements of changes in stockholders' equity and cash flows no longer present the change in redeemable shares to align with the presentation of all Class A redeemable ordinary shares as temporary equity. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income/loss evenly to Class A and Class B ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of stock share per rata in the income/loss of the Company. There has been no change to the Company's total assets, liabilities or operating results.

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2021 and revised in accordance with Note 2 above. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities and Cash Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S Treasury Securities. All of the Company’s investments held in the Trust Account are classified as held-to-maturity securities. Held-to-maturity securities are presented on the balance sheet at amortized cost at the end of each reporting period.

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares are included in Accretion for Class A ordinary shares subject to redemption amount upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in \redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(11,270,000)
Class A ordinary shares issuance costs	(18,881,972)
Plus:
Accretion of carrying value to redemption value	30,151,972
Class A ordinary shares subject to possible redemption	$345,000,000

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 19,300,000 Class A ordinary shares in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except for share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021		2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(1,106,926)	$(276,732)	$(1,985,335)	$(639,813)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	25,906,593	8,348,901
Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)	$(0.08)	$(0.08)

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s warrant liabilities does not approximate their carrying amount and as such, the warrant liabilities are recorded at fair value on the Company’s condensed balance sheets. The fair value of the Company’s assets and other liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 10).

Recent Accounting Standards

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Administrative Services Agreement

The Company agreed, commencing on the March 9, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000, respectively, and $70,000 is included in accrued expenses in the accompanying condensed balance sheet at September 30, 2021. There are no accrued administrative cost at December 31, 2020.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Registration and Shareholder Rights

Pursuant to a registration and shareholder rights agreement entered into on March 9, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ EQUITY/ (DEFICIT)

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

NOTE 9 - WARRANT LIABILITIES

As of September 30, 2021, there were 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. At December 31, 2020, there were no Public Warrants outstanding. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

At September 30, 2021, there were 7,800,000 Private Placement Warrants outstanding. At December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above under “Redemption of Warrants when the price per Class A ordinary share equals, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

At September 30, 2021, assets held in the Trust Account were comprised of $973 in cash and $345,054,751 in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the gross holding gain and fair value of held-to-maturity securities at September 30, 2021:

			Gross
		Amortized	Holding
	Held-To-Maturity	Cost	Gain	Fair Value
September 30, 2021	U.S. Treasury Securities (Mature on 12/9/2021)	$345,054,751	$8,995	$345,063,746

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Liabilities:
Warrant Liability – Public Warrants	1	$11,385,000
Warrant Liability – Private Placement Warrants	2	$7,722,000

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

The following table presents the changes in the fair value of warrant liabilities (level 3 measurements):

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 9, 2021	7,644,000	11,270,000	18,914,000
Change in fair value	(2,106,000)	(3,105,000)	(5,211,000)
Fair value as of March 31, 2021	5,538,000	8,165,000	13,703,000
Change in fair value	2,262,000	3,335,000	5,597,000
Transfer to Level 1	—	(11,500,000)	(11,500,000)
Transfer to Level 2	(7,800,000)	—	(7,800,000)
Fair value as of June 30, 2021	$—	$—	$—
Change in fair value	—	—	—
Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021 was $11,500,000. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $7,800,000. During the three months ended September 30, 2021, there were no transfers out of a Level 3 measurement.

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than what is described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 28, 2021, the Company (here in after referred to as Tailwind Two in this Note 11) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among Tailwind Two, Titan Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Terran Orbital Corporation, a Delaware corporation (“Terran Orbital”).

The Business Combination

The Merger Agreement provides for, among other things, the following transactions on the closing date (Collectively, the Terran Orbital Business Combination”): (i) Tailwind Two will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) each outstanding Class A ordinary share of Tailwind Two will become one share of common stock, par value $0.0001 per share, of Tailwind Two (the “New Terran Orbital Common Stock”), (B) each outstanding Class B ordinary share of Tailwind Two will become one share of New Terran Orbital Common Stock, and (C) each outstanding warrant of Tailwind Two will become one warrant to purchase one share of New Terran Orbital Common Stock (D) the certificate of incorporation of Tailwind Two and the bylaws of Tailwind Two will be amended and restated; and (ii) following the Domestication, Merger Sub will merge with and into Terran Orbital, with Terran Orbital as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of Tailwind Two (the “Merger”) and Tailwind Two’s name will be changed to Terran Orbital Corporation.

Merger Consideration

In accordance with the terms and subject to the conditions of the Merger Agreement, issued and outstanding (i) shares of Terran Orbital (including any warrants of Terran Orbital which are exercised immediately prior to the Merger for shares of Terran Orbital in accordance with the terms of the Merger Agreement) will be converted into New Terran Orbital Common Stock, (ii) options to purchase shares of Terran Orbital (whether vested or unvested) will be cancelled in exchange for comparable options to purchase New Terran Orbital Common Stock, pursuant to the new incentive equity plan, and (iii) outstanding and unvested restricted stock and restricted stock units of Terran Orbital (including Employee Retention Share RSUs and Employee Retention Share Restricted Stock) will be cancelled in exchange for comparable restricted stock and restricted stock unit awards to be settled in New Terran Orbital Common Stock pursuant to the new incentive equity plan.

PIPE Financing (Private Placement)

Concurrently with the execution of the Merger Agreement, Tailwind Two entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) and an affiliate of Mr. Daniel Staton, a director and shareholder of Terran Orbital (the “Insider PIPE Investor”, and together with the PIPE Investors, the “Investors”). Pursuant to the Subscription Agreements, the Investors agreed to subscribe for and purchase, and Tailwind Two agreed to issue and sell to such Investors, immediately prior to the closing of the Terran Orbital Business Combination, an aggregate of 5,080,409 shares of New Terran Orbital Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of approximately $50.8 million (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Terran Orbital Business Combination. The Subscription Agreements provide that Tailwind Two will grant the investors in the PIPE Financing certain customary registration rights. Tailwind Two will, within 45 days after the consummation of the Terran Orbital Business Combination, file with the SEC a registration statement registering the resale of such shares of New Terran Orbital Common Stock and will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

For additional information, refer to the Company’s Current Report on Form 8-K/A, as filed with the SEC on October 29, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the consummation of the Terran Orbital Business Combination and statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 18, 2020, formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On October 28, 2021, we entered into a Merger Agreement, by and among the company, Merger Sub, and Terran Orbital. See Note 11 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 18, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,383,658, which consists of a change in fair value of warrant liabilities of $193,000 and operating costs of $1,597,881, offset by interest earned on marketable securities held in the Trust Account of $21,223.

For the nine months ended September 30, 2021, we had a net loss of $2,625,148, which consists of a change in fair value of warrant liabilities of $193,000, operating costs of $1,838,523 and transaction costs allocable to warrants of $649,349, offset by interest earned on marketable securities held in the Trust Account of $55,724.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,089,098. Net loss of $2,625,148 was affected by interest earned on marketable securities held in the Trust Account of $55,724, a change in fair value of warrant liabilities of $193,000 and transaction costs allocable to warrants of $649,349. Changes in operating assets and liabilities provided $749,425 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $345,055,724 (including $55,724 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $3,191,581. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support services. We began incurring these fees on March 9, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, 34,500,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We previously that the Company’s disclosure controls and procedures were not effective during its fiscal quarter ended June 30, 2021 due to a material weakness in internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with its Initial Public Offering and private placement, as described in the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021. We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors previously disclosed in our final prospectus filed with the SEC on March 8, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 9, 2021, we consummated the Initial Public Offering of 34,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. Jefferies LLC acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253224). The SEC declared the registration statements effective on March 4, 2021.

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

TAILWIND TWO ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Matthew Eby
	Name:	Matthew Eby
	Title:	Co-Chief Executive Officer and Chief Financial Officer