Form 10-Q/A
period 2021-09-30
Tailwind Two Acquisition Corp.
filed 2021-11-24
CIK 1835512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 23, 2021, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TAILWIND TWO ACQUISITION CORP.

FORM 10-Q A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

Tailwind Two Acquisition Corp. (the “Company,” “Tailwind Two,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

Upon internal review, management noted that all of the shares held by the public shareholders (“Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

All of the Public Shares contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, Management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the periods ended March 31, 2021 and June 30, 2021, as well as the Form 8-K filed on March 15, 2021 should be restated in this Form 10-Q/A as a result of this error. (See Note 2 of this September 30, 2021 amended Form 10-Q). These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 23, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

TAILWIND TWO ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

RESTATED

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(6,093)	$18,907

Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	4,056,000	—	4,056,000

Accretion to Class A Ordinary Shares subject to possible redemption	—	—	—	—	(4,080,137)	(26,071,835)	(30,151,972)

Net income	—	—	—	—	—	4,526,692	4,526,692

Balance – March 31, 2021 (as Restated)	—	$—	8,625,000	$863	$—	$(21,551,236)	$(21,550,373)

Net loss	—	—	—	—	—	(5,768,182)	(5,768,182)

Balance – June 30, 2021 (as Restated)	—	$—	8,625,000	$863	$—	$(27,319,418)	$(27,318,555)

Net loss	—	—	—	—	—	(1,383,658)	(1,383,658)

Balance – September 30, 2021	—	$—	8,625,000	$863	$—	$(28,703,076)	$(28,702,213)

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

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into account that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

	As Previously
Balance Sheet as of March 9, 2021 (audited)	Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$313,273,580	$31,726,420	$345,000,000
Class A ordinary shares	$317	$(317)	$—
Additional paid-in capital	$5,654,268	$(5,654,268)	$—
Accumulated deficit	$(655,442)	$(26,071,835)	$(26,727,277)
Total Shareholders’ Deficit	$5,000,006	$(31,726,420)	$(26,726,414)
Number of Shares Subject to Redemption	31,327,358	3,172,642	34,500,000

Balance Sheet as of March 31, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$318,449,620	$26,550,380	$345,000,000
Class A ordinary shares	$266	$(266)	$—
Additional paid-in capital	$487,279	$(478,279)	$—
Accumulated deficit	$4,520,599	$(26,071,835)	$(21,551,236)
Total Shareholders’ Deficit	$5,000,007	$(26,550,380)	$(21,550,373)
Number of Shares Subject to Redemption	31,844,962	2,655,038	34,500,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$312,681,440	$32,318,560	$345,000,000
Class A ordinary shares	$323	$(323)	$—
Additional paid-in capital	$6,246,402	$(6,246,402)	$—
Accumulated deficit	$(1,247,583)	$(26,071,835)	$(27,319,418)
Total Shareholders’ Deficit	$5,000,005	$(32,318,560)	$(27,318,555)
Number of Shares Subject to Redemption	31,268,144	3,231,856	34,500,000

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	34,500,000	(26,066,667)	8,433,333
Basic and diluted net (income) per share, Class A Ordinary Shares	$—	$0.28	$0.28
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	7,787,500	—	7,787,500
Basic and diluted net (income) per share, Class B Ordinary Shares	$0.58	$(0.30)	$0.28

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	34,500,000	—	34,500,000
Basic and diluted net (loss) per share, Class A Ordinary Shares	$—	$(0.13)	$(0.13)
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	8,625,000	—	8,625,000
Basic and diluted net (loss) per share, Class B Ordinary Shares	$(0.67)	$0.54	$(0.13)

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Ordinary Shares	34,500,000	(12,961,326)	21,538,674
Basic and diluted net (loss) per share, Class A Ordinary Shares	$—	$(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding, Class B Ordinary Shares	8,208,564	—	8,208,564
Basic and diluted net (loss) per share, Class B Ordinary Shares	$(0.16)	$0.12	$(0.04)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Disclosure of initial classification of ordinary shares subject to possible redemption	$313,273,580	$(313,273,580)	$—
Disclosure of change in value of Class A ordinary shares subject to possible redemption	$5,176,040	$(5,176,040)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Disclosure of initial classification of ordinary shares subject to possible redemption	$313,273,580	$(313,273,580)	$—
Disclosure of change in value of Class A ordinary shares subject to possible redemption	$5,768,180	$(5,768,180)	$—

Statement of Changes in Shareholders' Equity (Deficit) for the Period Ended March 31, 2021 (unaudited)
Sale of 34,500,000 Units, net of underwriting discounts, offering costs and fair value of Public Warrant liability	314,848,028	(314,848,028)	—
Class A ordinary shares subject to possible redemption	(318,449,620)	318,449,620	—
Accretion to Class A Ordinary Shares subject to possible redemption	—	(30,151,972)	(30,151,972)
Total Shareholders’ Equity (Deficit)	5,000,007	(26,550,380)	(21,550,373)

Statement of Changes in Shareholders' Equity (Deficit) for the Period Ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	5,768,180	(5,768,180)	—

The accompanying statements of changes in shareholders’ equity and cash flows no longer present the change in redeemable shares to align with the presentation of all Class A redeemable ordinary shares as temporary equity. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income/loss evenly to Class A and Class B ordinary shares. This presentation contemplates a business combination as the most likely

TAILWIND TWO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

outcome, in which case, both classes of stock share per rata in the income/loss of the Company. There has been no change to the Company's total assets, liabilities or operating results.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 8, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 15, 2021 and restated in accordance with Note 2 above. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future periods.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the temporary equity should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. In addition to the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus filed with the SEC on March 8, 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued Restated Balance Sheet and unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, filed with the SEC on June 15, 2021, August 16, 2021 and November 12, 2021, respectively. As part of such process, we identified an additional material weakness in our internal control over financial reporting.

As a result, included on our condensed balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

TAILWIND TWO ACQUISITION CORP.

Date: November 23, 2021	By:	/s/ Matthew Eby
	Name:	Matthew Eby
	Title:	Co-Chief Executive Officer and Chief Financial Officer