Form 10-Q
period 2022-03-31
Terran Orbital Corp
filed 2022-05-16
CIK 1835512

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40170

TERRAN ORBITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware		98-1572314
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
6800 Broken Sound Parkway NW, Suite 200 Boca Raton, FL 33487 (561) 988-1704
(Address of principal executive offices, including zip code, Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, par value $0.0001 per share	LLAP	New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	LLAP WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2022, the registrant had 137,295,455 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$76,654	$27,325
Accounts receivable, net of allowance for credit losses of $883 and $945 as of March 31, 2022 and December 31, 2021, respectively	18,626	3,723
Contract assets, net	3,609	2,757
Inventory	9,191	7,783
Prepaid expenses and other current assets	6,258	57,639
Total current assets	114,338	99,227
Property, plant and equipment, net	38,334	35,530
Other assets	17,316	639
Total assets	$169,988	$135,396
Liabilities, mezzanine equity and shareholders' deficit:
Current portion of long-term debt	$7,515	$14
Accounts payable	10,833	9,366
Contract liabilities	24,204	17,558
Reserve for anticipated losses on contracts	965	886
Accrued expenses and other current liabilities	13,082	76,136
Total current liabilities	56,599	103,960
Long-term debt	94,929	115,134
Warrant liabilities	35,616	5,631
Other liabilities	16,995	2,028
Total liabilities	204,139	226,753
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable convertible preferred stock - authorized zero and 20,526,878 shares of $0.0001 par value as of March 31, 2022 and December 31, 2021, respectively; issued and outstanding shares of zero and 10,947,686 as of March 31, 2022 and December 31, 2021, respectively	-	8,000
Shareholders' deficit:
Preferred stock - authorized 50,000,000 and zero shares of $0.0001 par value as of March 31, 2022 and December 31, 2021, respectively; zero issued and outstanding	-	-
Common stock - authorized 300,000,000 and 151,717,882 shares of $0.0001 par value as of March 31, 2022 and December 31, 2021, respectively; issued and outstanding shares of 137,295,455 and 78,601,283 as of March 31, 2022 and December 31, 2021, respectively	14	8
Additional paid-in capital	234,384	97,737
Accumulated deficit	(268,560)	(197,066)
Accumulated other comprehensive income (loss)	11	(36)
Total shareholders' deficit	(34,151)	(99,357)
Total liabilities, mezzanine equity and shareholders' deficit	$169,988	$135,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$13,120	$10,494
Cost of sales	15,953	9,734
Gross (loss) profit	(2,833)	760
Selling, general, and administrative expenses	30,217	6,673
Loss from operations	(33,050)	(5,913)
Interest expense, net	2,923	907
Loss on extinguishment of debt	23,141	70,667
Change in fair value of warrant and derivative liabilities	11,853	(34)
Other expense	403	15
Loss before income taxes	(71,370)	(77,468)
Provision for income taxes	2	28
Net loss	(71,372)	(77,496)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47	(58)
Total comprehensive loss	$(71,325)	$(77,554)
Weighted-average shares outstanding - basic and diluted	83,643,940	71,431,259
Net loss per share - basic and diluted	$(0.85)	$(1.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

Three Months Ended March 31, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of December 31, 2021	396,870	$8,000	2,849,414	$-	$97,745	$(197,066)	$(36)	$-	$(99,357)
Retroactive application of reverse recapitalization	10,550,816	—	75,751,869	8	(8)	—	—	—	—
Balance as of December 31, 2021 - Recast	10,947,686	$8,000	78,601,283	$8	$97,737	$(197,066)	$(36)	$-	$(99,357)
Adoption of accounting standard, net of tax	—	—	—	—	—	(122)	—	—	(122)
Net loss	—	—	—	—	—	(71,372)	—	—	(71,372)
Other comprehensive income, net of tax	—	—	—	—	—	—	47	—	47
Conversion of redeemable convertible preferred stock into common stock	(10,947,686)	(8,000)	10,947,686	1	7,999	—	—	—	8,000
Net settlement of liability-classified warrants into common stock	—	—	694,873	—	7,616	—	—	—	7,616
Net settlement of equity-classified warrants into common stock	—	—	22,343,698	2	(2)	—	—	—	—
Issuance of common stock in connection with the Tailwind Two Merger and PIPE Investment, net of issuance costs	—	—	16,114,695	2	6,926	—	—	—	6,928
Issuance of common stock in connection with financing transactions, net of issuance costs	—	—	4,325,000	1	40,733	—	—	—	40,734
Reclassification of liability-classified warrants and derivatives to equity-classified	—	—	—	—	11,007	—	—	—	11,007
Issuance of contingently issuable common stock	—	—	4,095,569	—	44,887				44,887
Share-based compensation	—	—	—	—	17,335	—	—	—	17,335
Exercise of stock options	—	—	172,651	—	146	—	—	—	146
Balance as of March 31, 2022	—	$-	137,295,455	$14	$234,384	$(268,560)	$11	$-	$(34,151)

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

Three Months Ended March 31, 2021
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Shareholders' Deficit
Balance as of December 31, 2020	396,870	$8,000	2,439,634	$-	$7,454	$(58,084)	$(204)	$23,743	$(27,091)
Retroactive application of reverse recapitalization	10,550,816	—	64,857,839	7	(7)	—	—	—	—
Balance as of December 31, 2020 - Recast	10,947,686	$8,000	67,297,473	$7	$7,447	$(58,084)	$(204)	$23,743	$(27,091)
Net loss	—	—	—	—	—	(77,496)	—	—	(77,496)
Other comprehensive income, net of tax	—	—	—	—	—	—	110	—	110
Issuance of common stock in exchange for non-controlling interest, net of issuance costs	—	—	10,704,772	1	23,310	—	—	(23,743)	(432)
Issuance of warrants, net of issuance costs	—	—	—	—	66,060	—	—	—	66,060
Share-based compensation	—	—	—	—	168	—	—	—	168
Exercise of stock options	—	—	164,352	—	19	—	—	—	19
Balance as of March 31, 2021	10,947,686	$8,000	78,166,597	$8	$97,004	$(135,580)	$(94)	$-	$(38,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(71,372)	$(77,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	846	671
Non-cash interest expense	1,215	889
Share-based compensation expense	17,335	168
Provision for losses on receivables and inventory	169	444
Loss on extinguishment of debt	23,141	70,667
Change in fair value of warrant and derivative liabilities	11,853	(34)
Amortization of operating right-of-use assets	305	—
Changes in operating assets and liabilities:
Accounts receivable, net	(15,002)	(226)
Contract assets	(928)	(785)
Inventory	(1,550)	998
Prepaid expenses and other current assets	(1,384)	216
Accounts payable	2,134	2,202
Contract liabilities	6,708	728
Reserve for anticipated losses on contracts	79	(52)
Accrued expenses and other current liabilities	4,032	1,047
Accrued interest	(4,803)	-
Other, net	(2,078)	15
Net cash used in operating activities	(29,300)	(548)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,030)	(2,422)
Net cash used in investing activities	(4,030)	(2,422)
Cash flows from financing activities:
Proceeds from long-term debt	35,942	47,481
Proceeds from warrants and derivatives	42,247	2,519
Proceeds from Tailwind Two Merger and PIPE Investment	58,424	-
Proceeds from issuance of common stock	14,791	-
Repayment of long-term debt	(27,171)	(4)
Payment of issuance costs	(41,681)	(5,667)
Proceeds from exercise of stock options	135	19
Net cash provided by financing activities	82,687	44,348

Effect of exchange rate fluctuations on cash and cash equivalents	(28)	(66)

Net increase in cash and cash equivalents	49,329	41,312
Cash and cash equivalents at beginning of period	27,325	12,336
Cash and cash equivalents at end of period	$76,654	$53,648

Non-cash investing and financing activities:
Purchases of property, plant and equipment not yet paid	$211	$111
Non-cash interest capitalized to property, plant and equipment	555	121
Depreciation and amortization capitalized to construction in process	77	-
Issuance costs not yet paid	5,983	2,361
Non-cash exchange and extinguishment of long-term debt	40,432	36,859
Issuance of common stock in exchange for non-controlling interest	-	23,743
Conversion of redeemable convertible preferred stock into common stock	8,000	-
Net settlement of liability-classified warrants into common stock	7,616	—
Net settlement of equity-classified warrants into common stock	(2)	-
Non-cash issuance of common stock in connection with PIPE Investment	10,060	—
Non-cash issuance of common stock in connection with financing transactions	26,304	-
Reclassification of liability-classified warrants and derivatives to equity-classified	11,007	—
Issuance of contingently issuable common stock	44,887	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Business

Terran Orbital Corporation, formerly known as Tailwind Two Acquisition Corp. (“Tailwind Two”), together with its wholly-owned subsidiaries (the “Company”), is a leading manufacturer of small satellites primarily serving the United States (“U.S.”) aerospace and defense industry. Through its subsidiary Tyvak Nano-Satellite Systems, Inc. (“Tyvak”), the Company provides end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and in-orbit support to meet the needs of its customers. The Company accesses the international market through both Tyvak and its Torino, Italy based subsidiary, Tyvak International S.R.L. (“Tyvak International”). Through its subsidiary PredaSAR Corporation (“PredaSAR”), the Company is developing what it believes will be the world's largest, most advanced NextGen Earth observation constellation to provide near persistent, near real-time Earth imagery.

Tailwind Two Merger

Prior to March 25, 2022, Tailwind Two was a publicly listed special purpose acquisition company incorporated as a Cayman Islands exempted company. On March 25, 2022, Tailwind Two acquired Terran Orbital Operating Corporation, formerly known as Terran Orbital Corporation (“Legacy Terran Orbital”) (the “Tailwind Two Merger”). In connection with the Tailwind Two Merger, Tailwind Two filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, resulting in Tailwind Two becoming a Delaware corporation and changing its name from Tailwind Two to Terran Orbital Corporation. The Tailwind Two Merger resulted in Legacy Terran Orbital becoming a wholly-owned subsidiary of Terran Orbital Corporation.

As a result of the Tailwind Two Merger, all of Legacy Terran Orbital's issued and outstanding common stock was converted into shares of Terran Orbital Corporation's common stock using an exchange ratio of 27.585 shares of Terran Orbital Corporation's common stock per each share of Legacy Terran Orbital's common stock. In addition, Legacy Terran Orbital's convertible preferred stock and certain warrants were exercised and converted into shares of Legacy Terran Orbital's common stock immediately prior to the Tailwind Two Merger, and in turn, were converted into shares of Terran Orbital Corporation's common stock as a result of the Tailwind Two Merger. Further, in connection with the Tailwind Two Merger, Legacy Terran Orbital's share-based compensation plan and related share-based compensation awards were cancelled and exchanged or converted, as applicable, with a new share-based compensation plan and related share-based compensation awards of Terran Orbital Corporation.

While Legacy Terran Orbital became a wholly-owned subsidiary of Terran Orbital Corporation, Legacy Terran Orbital was deemed to be the acquirer in the Tailwind Two Merger for accounting purposes. Accordingly, the Tailwind Two Merger was accounted for as a reverse recapitalization, in which case the condensed consolidated financial statements of the Company represent a continuation of Legacy Terran Orbital and the issuance of common stock in exchange for the net assets of Tailwind Two recognized at historical cost and no recognition of goodwill or other intangible assets. Operations prior to the Tailwind Two Merger are those of Legacy Terran Orbital and all share and per-share data included in these condensed consolidated financial statements have been retroactively adjusted to give effect to the Tailwind Two Merger. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options and warrants were adjusted to reflect the Tailwind Two Merger. The treatment of the Tailwind Two Merger as a reverse recapitalization was based upon the pre-merger shareholders of Legacy Terran Orbital holding the majority of the voting interests of Terran Orbital Corporation, Legacy Terran Orbital's existing management team serving as the initial management team of Terran Orbital Corporation, Legacy Terran Orbital's appointment of the majority of the initial board of directors of Terran Orbital Corporation, and Legacy Terran Orbital's operations comprising the ongoing operations of the Company.

In connection with the Tailwind Two Merger, approximately $29 million of cash and marketable securities held in trust, net of redemptions by Tailwind Two's public shareholders, became available for use by the Company as well as proceeds received from the contemporaneous sale of common stock in connection with the closing of a PIPE investment with a contractual amount of $51 million (the “PIPE Investment”). In addition, the Company received additional proceeds from the issuance of debt contemporaneously with the Tailwind Two Merger. The aggregate cash raised will be used for general corporate purposes, the partial paydown of debt, the payment of transaction costs and the payment of other costs directly or indirectly attributable to the Tailwind Two Merger.

Beginning on March 28, 2022, the Company's common stock and public warrants began trading on the New York Stock Exchange (the “NYSE”) under the symbols “LLAP” and “LLAP WS,” respectively.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Further information regarding the Tailwind Two Merger is included in the respective notes that follow.

Basis of Presentation and Significant Accounting Policies

The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires the Company to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, they include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with Legacy Terran Orbital’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in the registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 22, 2022 (the “Form S-1”).

The Company’s accounting policies used in the preparation of these condensed consolidated financial statements do not differ from those used for the annual consolidated financial statements of Legacy Terran Orbital, unless otherwise noted. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements of Legacy Terran Orbital as of that date but does not include all the footnote disclosures from the annual consolidated financial statements.

The condensed consolidated financial statements include the accounts of Terran Orbital Corporation and its subsidiaries, and have been prepared in U.S. dollars in accordance with GAAP. All intercompany transactions have been eliminated.

COVID-19 Pandemic

During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread across the globe. The COVID-19 Pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets.

The COVID-19 Pandemic has contributed to a worldwide shortage of electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability to receive electronic components used in the Company’s operations has negatively affected its timing and ability to deliver products and services to customers as well as increased its costs in recent periods. The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three months ended March 31, 2022. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and condensed consolidated financial statements in future reporting periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the time of purchase.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates presented:

(in thousands)	March 31, 2022	December 31, 2021
Deferred debt commitment costs	$-	$46,632
Deferred equity issuance costs	-	6,085
Deferred cost of sales	1,585	2,950
Other current assets	4,673	1,972
Prepaid expenses and other current assets	$6,258	$57,639

Deferred debt commitment costs relate to warrants and other consideration transferred in association with a financing arrangement entered into in anticipation of the Tailwind Two Merger. The deferred debt commitment costs were reclassified to discount on debt and deferred issuance costs in connection with the issuance of the associated debt in March 2022. Refer to Note 5 “Debt” and Note 6 “Warrants and Derivatives” for further discussion.

Deferred equity issuance costs relate to direct and incremental legal, accounting, and other transaction costs incurred in connection with the Tailwind Two Merger. Upon closing of the Tailwind Two Merger, the deferred equity issuance costs were reclassified as a reduction to additional paid-in capital. Payments associated with deferred equity issuance costs are reflected in payment of issuance costs in the condensed consolidated statements of cash flows.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(in thousands)	March 31, 2022	December 31, 2021
Current warrant and derivative liabilities(1)	$-	$68,518
Payroll-related accruals	8,547	5,771
Current operating lease liabilities	834	-
Accrued interest	298	-
Other current liabilities	3,403	1,847
Accrued expenses and other current liabilities	$13,082	$76,136

(1) Refer to Note 6 “Warrants and Derivatives” for further discussion.

Research and Development

Research and development includes materials, labor, and overhead allocations attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Research and development expense was $1.9 million and $340 thousand during the three months ended March 31, 2022 and 2021, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The majority of the Company’s cash and cash equivalents are held at major financial institutions. Certain account balances exceed the Federal Deposit Insurance Corporation insurance limits of $250,000 per account. As a result, there is a concentration of credit risk

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

related to amounts in excess of the insurance limits. The Company regularly monitors the financial stability of these financial institutions and believes that there is no exposure to any significant credit risk in cash and cash equivalents.

Concentrations of credit risk with respect to accounts receivable are limited because the Company performs credit evaluations, sets credit limits, and monitors the payment patterns of its customers.

The table below presents individual customers who accounted for more than 10% of the Company’s revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
Customer A	77%	37%
Customer B	1%	16%
Total	78%	53%

The table below presents individual customers who accounted for more than 10% of the Company’s accounts receivable, net of allowance for credit losses, as of the dates presented:

	March 31, 2022	December 31, 2021
Customer A	82%	14%
Customer B	6%	32%
Customer C	3%	13%
Customer D	2%	19%
Customer E	2%	10%
Total	95%	88%

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument, and related amendments, introduces new guidance which makes substantive changes to the accounting for credit losses. This guidance introduces the current expected credit losses model (“CECL”) which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions, and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. The Company adopted this guidance on January 1, 2022 using the modified retrospective approach and recognized a cumulative effect adjustment to the opening balance of accumulated deficit with no restatement of comparative periods. The impact of adoption was not material.

Lease Accounting

ASU 2016-02, Leases (Topic 842), and related amendments, requires lessees to recognize a right-of-use asset and lease liability for substantially all leases and to disclose key information about leasing arrangements. The Company adopted the guidance on January 1, 2022 using the optional transition method, which allowed the Company to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption with no restatement of comparative periods. The Company has also elected to apply the package of transitional practical expedients under which the Company did not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Additionally, the Company has elected the practical expedients to not separate non-lease components from lease components. The Company did not elect to apply the practical expedient related to short-term lease recognition exemption.

Upon transition to the guidance as of the date of adoption, the Company recognized operating lease liabilities on the condensed consolidated balance sheets with a corresponding amount of right-of-use assets, net of amounts reclassified from other assets and liabilities as specified by the guidance. The adoption did not have a material effect on the condensed consolidated statements of operations and comprehensive loss or cash flows. Refer to Note 15 “Leases” for further discussion.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The net impact of the adoption to the condensed consolidated balance sheet was as follows:

(in thousands)	December 31, 2021	Lease Standard Adoption Adjustment	January 1, 2022
Assets
Other assets	$639	$6,550	$7,189

Liabilities
Accrued expenses and other current liabilities	76,136	166	76,302
Other liabilities	2,028	6,384	8,412

Note 2 Revenue and Receivables

The Company applies the following five steps in order to recognize revenue from contracts with customers: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, the Company assesses whether the goods or services promised within the contract represent a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative basis using the best estimate of the stand-alone selling price of each performance obligation, which is estimated using the expected-cost-plus-margin approach. Generally, the Company’s contracts with customers are structured such that the customer has the option to purchase additional goods or services. Customer options to purchase additional goods or services do not represent a separate performance obligation as the prices for such options reflect the stand-alone selling prices for the additional goods or services. The majority of the Company’s contracts with customers have a single performance obligation.

The Company recognizes the transaction price allocated to the respective performance obligation as revenue as the performance obligation is satisfied. The majority of the Company's contracts with customers relate to the creation of specialized assets that do not have alternative use and entitle the Company to an enforceable right to payment for performance completed to date. Accordingly, the Company generally measures progress towards the satisfaction of a performance obligation over time using the cost-to-cost input method.

Payments for costs not yet incurred or for costs incurred in anticipation of providing a good or service under a contract with a customer in the future are included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Estimate-at-Completion (“EAC”)

As the majority of the Company’s revenue is recognized over time using the cost-to-cost input method, the recognition of revenue and the estimate of cost-at-completion is complex, subject to many variables and requires significant judgment.

EAC represents the total estimated cost-at-completion and is comprised of direct material, direct labor and manufacturing overhead applicable to a performance obligation. There is a company-wide standard and periodic EAC process in which the Company reviews the progress and execution of outstanding performance obligations. As part of this process, the Company reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include the Company’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. The Company must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

Based on the results of the periodic EAC process, any adjustments to revenue, cost of sales, and the related impact to gross profit are recognized on a cumulative catch-up basis in the period they become known. These adjustments may result from positive program performance, and may result in an increase in gross profit during the performance of individual performance obligations, if it is determined the Company will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in gross profit if it is determined the Company will not be successful in mitigating these risks or realizing related opportunities. A significant change in one or more of these estimates could affect the profitability of one or more of the Company’s performance obligations.

Contract modifications often relate to changes in contract specifications and requirements. Contract modifications are considered to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue either as an increase in or a reduction of revenue on a cumulative catch-up basis.

Some of the Company’s long-term contracts contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. Variable consideration is estimated at the most likely amount to which the Company is expected to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current, and forecasted) that is reasonably available. The unfunded portion of enforceable contracts are accounted for as variable consideration.

Disaggregation of Revenue

Below is a summary of the Company’s accounting by type of revenue:

•
Mission Support: Mission support services primarily relate to the integrated design, manufacture and final assembly of satellites for government and commercial entities. Revenue associated with mission support services is recognized over time using the cost-to-cost input method. Mission support services are generally either firm-fixed price or cost-plus fee arrangements.
•
Launch Support: Launch support services relates to the design and manufacture of deployment systems in order to launch satellites for government and commercial customers. In addition, the Company will assist in the launch of a satellite into space by coordinating and securing launch opportunities with launch providers on behalf of a customer. Revenue associated with launch support services is recognized over time using the cost-to-cost input method. In certain instances, revenue associated with ensuring a successful launch of the satellite into space is recognized at a point in time when certain contractual milestones are achieved and invoiced. Launch support services are generally firm-fixed price arrangements.
•
Operations: Operations relates to the monitoring or operation of satellites in orbit on behalf of a customer. Revenue associated with operations is recognized monthly at a fixed contractual rate. Accordingly, the revenue is recognized in proportion to the amount it has the right to invoice for services performed.
•
Studies, Design and Other: Studies, design and other services primarily relate to special consulting studies and other design projects for government and commercial entities. Revenue associated with studies, design and other services is primarily recognized over time using the cost-to-cost input method. Studies, design, and other are generally either firm-fixed price or cost-plus fee arrangements.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables presents the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Mission support	$12,770	$8,747
Launch support	36	692
Operations	192	644
Studies, design and other	122	411
Revenue	$13,120	$10,494

	Three Months Ended March 31,
(in thousands)	2022	2021
U.S. Government contracts
Fixed price	$8,492	$5,478
Cost-plus fee	2,272	676
	10,764	6,154

Foreign government contracts
Fixed price	556	543

Commercial contracts
Fixed price, U.S.	1,650	2,192
Fixed price, International	150	1,577
Cost-plus fee	-	28
	1,800	3,797

Revenue	$13,120	$10,494

For contracts in which the U.S. Government is the ultimate customer, the Company follows U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if different assumptions were used or if the underlying circumstances were to change. The Company monitors the consistent application of its critical accounting policies and compliance with contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are determined, any material changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by Company personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency for compliance with regulatory standards.

Remaining Performance Obligations

Revenue from remaining performance obligations is calculated as the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period on executed contracts, including both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts. Remaining performance obligations exclude contracts in which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed and does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

As of March 31, 2022, the Company had approximately $221.8 million of remaining performance obligations. The Company estimates that approximately 98% of the remaining performance obligations as of March 31, 2022 will be completed and recognized as revenue by December 31, 2023, with the rest thereafter.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Contract Assets and Contract Liabilities

For each of the Company’s contracts with customers, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period.

Fixed-price contracts are typically billed to the customer either using progress payments, whereby amounts are billed monthly as costs are incurred or work is completed, or performance-based payments, which are based upon the achievement of specific, measurable events or accomplishments defined and valued at contract inception. Cost-type contracts are typically billed to the customer on a monthly or semi-monthly basis.

Contract assets

Contract assets relate to instances in which revenue recognized exceeds amounts billed to customers. Contract assets are reclassified to accounts receivable when the Company has an unconditional right to the consideration and bills the customer. Contract assets are classified as current and non-current based on the estimated timing in which the Company will bill the customer. Contract assets are not considered to include a significant financing component as the payment terms are intended to protect the customer in the event the Company does not perform on its obligations under the contract.

The Company records an allowance for credit losses against its contract assets for amounts not expected to be recovered. The allowance is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.

The following is a summary of contract assets, net, recognized in the condensed consolidated balance sheets as of the dates presented:

(in thousands)	March 31, 2022	January 1, 2022(1)
Contract assets, gross	$3,685	$2,757
Allowance for credit losses	(76)	(82)
Contract assets, net	$3,609	$2,675

(1) Balances reflected are subsequent to the adoption of CECL on January 1, 2022.

As of March 31, 2022 and December 31, 2021, all contract assets were classified as current assets.

There were no material impairments of contract assets during the three months ended March 31, 2022 or 2021.

Contract liabilities

Contract liabilities relate to advance payments and billings in excess of revenue recognized. Contract liabilities are recognized into revenue as the Company satisfies the underlying performance obligations. Contract liabilities are classified as current and non-current based on the estimating timing in which the Company will satisfy the underlying performance obligations. Contract liabilities are not considered to include a significant financing component as they are generally utilized to procure materials needed to satisfy a performance obligation or are used to ensure the customer meets contractual requirements.

As of March 31, 2022 and December 31, 2021, all contract liabilities were classified as current liabilities.

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $9.6 million and $7.2 million, respectively, that was previously included in the beginning balance of contract liabilities.

Accounts Receivable

Accounts receivable represent unconditional rights to consideration due from customers in the ordinary course of business and are generally due in one year or less. Accounts receivable are recorded at amortized cost less an allowance for credit losses, which is based on the Company’s assessment of the collectability of its accounts receivable. The Company reviews the adequacy of the allowance for

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

credit losses by considering the age of each outstanding invoice and the collection history of each customer. Accounts receivable that are deemed uncollectible are charged against the allowance for credit losses when identified.

Receivables from products and services for which the U.S. Government is the ultimate customer included in accounts receivable was $16.3 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance	$(945)	$(635)
Adoption of CECL	(39)	-
Provision for credit losses	(26)	(99)
Write-offs	127	3
Ending balance	$(883)	$(731)

Reserve for Anticipated Losses on Contracts

When the estimated cost-at-completion exceeds the estimated revenue to be earned for a performance obligation, the Company records a reserve for the anticipated losses in the period the loss is determined. The reserve for anticipated losses on contracts is presented as a current liability in the condensed consolidated balance sheets and as a component of cost of sales in the condensed consolidated statements of operations and comprehensive loss in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.

During the three months ended March 31, 2022, the Company increased the reserve for anticipated losses on contracts by $79 thousand. During the three months ended March 31, 2021, the Company decreased the reserve for anticipated losses on contracts by $52 thousand.

Note 3 Inventory

Inventory consists of parts and sub-assemblies that are ultimately consumed in the manufacturing and final assembly of satellites. When an item in inventory has been identified and incorporated into a specific satellite, the cost of the sub-assembly is charged to cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. Inventory is measured at the lower of cost or net realizable value. The cost of inventory includes direct material, direct labor and manufacturing overhead and is determined on a first-in-first-out basis. Inventory is presented net of an allowance for losses associated with excess and obsolete items, which is estimated based on the Company’s current knowledge with respect to inventory levels, planned production and customer demand.

The components of inventory as of the dates presented were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$5,994	$4,782
Work in process	3,197	3,001
Total inventory	$9,191	$7,783

Note 4 Property, Plant and Equipment, net

Property, plant and equipment, net is stated at historical cost less accumulated depreciation. Cost for company-owned satellite assets includes amounts related to design, construction, launch and commission. Cost for ground stations includes amounts related to construction and testing. Interest is capitalized on certain qualifying assets that take a substantial period of time to develop for their

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

intended use. Depreciation expense is calculated using the sum-of-the-years’ digits or straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	5-7 years
Satellites	3-5 years
Ground station equipment	5-7 years
Office equipment and furniture	5-7 years
Computer equipment and software	3-5 years
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

The determination of the estimated useful life of satellites involves an analysis that considers design life, random part failure probabilities, expected component degradation and cycle life, predicted fuel consumption and experience with satellite parts, vendors and similar assets.

Depreciation expense was $846 thousand and $671 thousand during the three months ended March 31, 2022 and 2021, respectively. Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation and net carrying amount of property, plant and equipment, net as of the dates presented were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Machinery and equipment	$7,595	$7,607
Satellites	2,209	2,209
Ground station equipment	1,944	1,944
Office equipment and furniture	2,292	2,239
Computer equipment and software	141	142
Leasehold improvements	8,911	8,533
Construction in process	26,959	23,647
Property, plant and equipment, gross	50,051	46,321
Accumulated depreciation	(11,717)	(10,791)
Property, plant and equipment, net	$38,334	$35,530

Construction in process included company-owned satellites, ground station equipment and machinery not yet placed into service.

The Company reviews property, plant and equipment, net for impairment whenever events or changes in business circumstances indicate that the net carrying amount of an asset or asset group may not be fully recoverable. The Company groups assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the net carrying amount of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows of the asset group are less than its net carrying amount, an impairment loss is recognized based on the amount by which the net carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

There were no impairments of property, plant and equipment during the three months ended March 31, 2022 and 2021.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5 Debt

Long-term debt as of the presented dates was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2022	December 31, 2021
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$30,289
Senior Secured Notes due 2026(1)	March 2021	April 2026	9.25% and 11.25%	Quarterly	56,267	94,686
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	28,125	-
Finance leases	N/A	N/A	N/A	N/A	49	53
Unamortized deferred issuance costs					(2,115)	(761)
Unamortized discount on debt					(99,905)	(9,119)
Total debt					102,444	115,148
Current portion of long-term debt					7,515	14
Long-term debt					$94,929	$115,134

(1) - Includes the Lockheed Martin Rollover Debt and Beach Point Rollover Debt, each as defined below.

N/A - Not meaningful or applicable

Significant changes in the Company’s debt during the three months ended March 31, 2022 were as follows:

Francisco Partners Facility

On March 9, 2022, the Company amended the note purchase agreement (the “FP Note Purchase Agreement”) governing the issuance and sale of senior secured notes due on November 24, 2026 (the “Francisco Partners Facility”) to, among other things, (i) increase the principal amount of senior secured notes that may be issued under the FP Note Purchase Agreement to up to $154 million, (ii) increase the second tranche of the Francisco Partners Facility (the “Delayed Draw Notes”) to $24 million of senior secured notes, and (iii) accelerate the funding of the Delayed Draw Notes. The Delayed Draw Notes were issued net of a $4 million original issue discount and resulted in proceeds received of $20 million, of which $8.6 million was allocated to proceeds from debt and $11.4 million was allocated to proceeds from warrants and derivatives in the condensed consolidated statements of cash flows. The Company reclassified deferred debt commitment costs of $13.2 million to discount on debt and $137 thousand to deferred issuance costs related to the issuance of the Delayed Draw Notes. The Company incurred an incremental $208 thousand of deferred issuance costs related to the issuance of the Delayed Draw Notes.

On March 25, 2022, the Company further amended the FP Note Purchase Agreement to, among other things, (i) decrease the principal amount of senior secured notes that may be issued under the Francisco Partners Facility to up to $119 million, (ii) amend certain existing covenants, as described below, (iii) add an additional covenant, as described below, (iv) revise the maturity date to April 1, 2026, and (v) change the timing of quarterly interest payments to May 15th, August 15th, November 15th and February 15th of each calendar year, with the first such interest payment required to be made on May 15, 2022. As consideration for the amendment on March 25, 2022, Francisco Partners received an additional 1.9 million shares of Terran Orbital Corporation's common stock in connection with the Tailwind Two Merger. Upon closing of the Tailwind Two Merger, the Company issued $65 million of senior secured notes as the third tranche of the Francisco Partners Facility (the “Conditional Notes”). The Conditional Notes were issued net of a $5 million original issue discount and resulted in proceeds received of $60 million, of which $14.4 million was allocated to proceeds from debt, $30.8 million was allocated to proceeds from warrants and derivatives, and $14.8 million was allocated to proceeds from the issuance of common stock in the condensed consolidated statements of cash flows. The Company reclassified deferred debt commitment costs of $32.8 million to discount on debt and $509 thousand to deferred issuance costs upon the issuance of the Conditional Notes. The Company incurred an incremental $851 thousand of issuance costs related to the issuance of the Conditional Notes, of which $641 thousand was allocated to debt and $210 thousand was allocated to equity.

As part of the amendment on March 25, 2022, the liquidity maintenance financial covenant of the Francisco Partners Facility was modified to require that as of the last day of each fiscal quarter, the Company must have an aggregate amount of unrestricted cash and cash equivalents of at least (i) $20 million in the case of the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30,

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

2022, (ii) $10 million in the case of the fiscal quarter ending December 31, 2022 and (iii) $20 million plus 15% of certain aggregate funded indebtedness of the Company in the case of each fiscal quarter thereafter. In addition, a new covenant was added requiring the Company to at least break even on an EBITDA basis (as defined in the FP Note Purchase Agreement) by December 31, 2023, subject to certain extensions.

As of March 31, 2022 and December 31, 2021, approximately $1.0 million and $289 thousand of contractual interest was included in the outstanding principal balance of the Francisco Partners Facility, respectively.

Senior Secured Notes due 2026

On March 8, 2021, the Company issued $87 million aggregate principal amount of senior secured notes due April 1, 2026 (the “Senior Secured Notes due 2026”) which resulted in gross proceeds of $50 million from Lockheed Martin Corporation (“Lockheed Martin”) and the exchange and extinguishment of $37 million then outstanding convertible notes. The loss on extinguishment of debt totaled $70.6 million and primarily related to the recognition of warrants issued at fair value. The Company allocated $47.5 million of the proceeds received to the Senior Secured Notes due 2026 and the remainder of the proceeds were allocated to warrants issued upon funding of the Senior Secured Notes due 2026 in the condensed consolidated statements of cash flows. Refer to Note 6 “Warrants and Derivatives” for further discussion regarding warrants.

On March 25, 2022, the Senior Secured Notes due 2026 were impacted as follows:

Exchange of Debt for Equity

In connection with the PIPE Investment, two holders of the Senior Secured Notes due 2026 agreed to, in substance, exchange the outstanding amount of principal and interest for common stock of Terran Orbital Corporation with any residual amounts settled in cash, resulting in a loss on extinguishment of debt of $727 thousand related to $4.6 million carrying amount of Senior Secured Notes due 2026 on March 25, 2022. The consideration transferred as part of the extinguishment included common stock with a fair value of $4.6 million and a cash payment of $703 thousand, of which $293 thousand represents financing cash flows related to the repayment of debt and $410 thousand represents operating cash flows related to the payment of interest in the condensed consolidated statements of cash flows.

Rollover Debt

On March 25, 2022, the note purchase agreement governing the Senior Secured Notes due 2026 was amended to, among other things, (i) set the amount of senior secured notes that will remain outstanding with Lockheed Martin subsequent to the Tailwind Two Merger to $25 million (the “Lockheed Martin Rollover Debt”), (ii) increase and set the amount of senior secured notes that will remain outstanding with Beach Point Capital ("Beach Point") subsequent to the Tailwind Two Merger to $31.3 million (the “Beach Point Rollover Debt”), (iii) set the terms of the Lockheed Martin Rollover Debt and the Beach Point Rollover Debt to have substantially similar terms as the terms in the Francisco Partners Facility, excluding call protection and the Beach Point Rollover Debt bearing interest at 11.25% (9.25% of which is payable in cash and 2.0% of which is payable in kind), and (iv) cause the Beach Point Rollover Debt to be subordinated in right of payment to the Francisco Partners Facility.

In connection with the Tailwind Two Merger, the Company partially extinguished Lockheed Martin's portion of the Senior Secured Notes due 2026, resulting in a gain on extinguishment of debt of $1.8 million related to $32.6 million carrying amount, inclusive of an unamortized premium, of Senior Secured Notes due 2026 on March 25, 2022. The consideration transferred as part of the partial extinguishment included a cash payment of $30.8 million, of which $25 million represents financing cash flows related to the repayment of debt and $5.8 million represents operating cash flows related to the payment of interest in the condensed consolidated statements of cash flows. In addition, the Lockheed Martin Rollover Debt represents a modification of Lockheed Martin's portion of the Senior Secured Notes due 2026. The Company expensed $323 thousand of third-party expenses related to the modification.

In connection with the PIPE Investment and the amendment on March 25, 2022, Beach Point agreed to, in substance, exchange a portion of the outstanding amount of principal and interest for common stock of Terran Orbital Corporation with the remainder representing the Beach Point Rollover Debt. As consideration for the amendment on March 25, 2022, Beach Point received an additional 2.4 million shares of Terran Orbital Corporation's common stock as part of the Tailwind Two Merger. Accordingly, Beach Point's portion of the Senior Secured Notes due 2026 was deemed to have been extinguished for the issuance of the Beach Point Rollover Debt and common

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

stock of Terran Orbital Corporation, resulting in a loss on extinguishment of debt of $24.2 million related to $38.6 million carrying amount of Senior Secured Notes due 2026 on March 25, 2022. The consideration transferred as part of the extinguishment included common stock with a fair value of $31.8 million and the Beach Point Rollover Debt with a fair value of $31 million. The Company incurred $328 thousand of third-party expenses related to the Beach Point Rollover Debt, of which $178 thousand was allocated to debt and $151 thousand was allocated to equity.

PIPE Investment Obligation

An affiliate of a director and shareholder of the Company invested $30 million as part of the PIPE Investment (the "Insider PIPE Investment"). The subscription agreement for the Insider PIPE Investment included a provision that obligates the Company to pay the affiliate a quarterly fee of $1.875 million for sixteen quarters beginning with the period ending March 31, 2022 (the “PIPE Investment Obligation”). The first four quarterly payments are to be paid in cash and the remaining payments are to be paid, at the Company's option, in cash or common stock of the Company, subject to subordination to and compliance with the Company's debt facilities. The PIPE Investment Obligation represents a liability within scope of ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”) with subsequent measurement within scope of ASC 835, Interest (“ASC 835”).

The Insider PIPE Investment resulted in proceeds received of $30 million, of which $13 million was allocated to proceeds from debt and $17 million was allocated to proceeds from PIPE Investment in the condensed consolidated statements of cash flows based on relative fair value. The Company incurred $259 thousand of issuance costs related to the Insider PIPE Investment, of which $112 thousand was allocated to debt and $147 was allocated to equity.

Note 6 Warrants and Derivatives

The Company’s warrants and derivatives consist of freestanding financial instruments issued in connection with the Company’s debt and equity financing transactions. The Company does not have any derivatives designated as hedging instruments.

For each freestanding financial instrument, the Company evaluates whether it represents a liability-classified financial instrument within the scope of ASC 480, or either a liability-classified or equity-classified financial instrument within the scope of ASC 815, Derivatives and Hedging (“ASC 815”).

Warrants and derivatives classified as liabilities are recognized at fair value in the condensed consolidated balance sheets and are remeasured at fair value as of each reporting period with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss. Warrants and derivatives classified as equity are recognized at fair value in additional paid-in capital in the condensed consolidated balance sheets and are not subsequently remeasured.

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants recorded in warrant liabilities on the condensed consolidated balance sheets as of the presented dates were as follows:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of March 31, 2022	Issuance	Maturity	Exercise Price	March 31, 2022	December 31, 2021
Inducement Warrants	-	March 2021	March 2041	$0.01	$—	$5,631
Public Warrants	11,499,960	March 2021	March 2027	$11.50	5,750	-
Private Placement Warrants	7,800,000	March 2021	March 2027	$11.50	3,900	-
FP Combination Warrants	8,291,704	March 2022	March 2027	$10.00	25,966	-
Warrant liabilities	27,591,664				$35,616	$5,631

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair values of liability-classified warrants and derivatives recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of the presented dates were as follows:

(in thousands)	March 31, 2022	December 31, 2021
FP Pre-Combination Warrants	$—	$2,546
Pre-Combination Warrants	-	849
FP Combination Warrants	-	27,682
Combination Warrants	-	7,602
FP Combination Equity	-	24,110
Combination Equity	-	5,729
Current warrant and derivative liabilities	$—	$68,518

The changes in fair value of liability-classified warrants and derivatives during the three months ended March 31, 2022 were as follows:

(in thousands)	Current Warrant and Derivative Liabilities	Warrant Liabilities	Total
Beginning balance	$68,518	$5,631	$74,149
Initial recognition from Tailwind Two Merger	-	13,124	13,124
Change in in fair value of warrant and derivative liabilities	13,342	(1,489)	11,853
Reclassification of current warrant and derivative liabilities to warrant liabilities	(25,966)	25,966	-
Reclassification of liability-classified warrants and derivatives to equity-classified	(11,007)	-	(11,007)
Net settlement of liability-classified warrants into common stock	-	(7,616)	(7,616)
Issuance of contingently issuable shares	(44,887)	-	(44,887)
Ending balance	$-	$35,616	$35,616

Inducement Warrants

During the three months ended March 31, 2021, warrants issued by Legacy Terran Orbital in connection with the issuance of the Senior Secured Notes due 2026 (the “Inducement Warrants”) were recognized at a fair value of $4.4 million in the condensed consolidated balance sheets, of which $2.5 million were recognized as discount on debt from the issuance of the Senior Secured Notes due 2026 and $1.9 million were recognized as a component of loss on extinguishment of debt in connection with the extinguishment of convertible notes. The change in fair value of the Inducement Warrants was not material during the three months ended March 31, 2021.

As part of the Tailwind Two Merger, all of the Inducement Warrants were ultimately net settled into approximately 695 thousand shares of Terran Orbital Corporation’s common stock. As a result of the net settlement of the Inducement Warrants, the Company reclassified the fair value of the Inducement Warrants as of the Tailwind Two Merger of $7.6 million to additional paid-in capital.

Francisco Partners Warrants and Derivatives

As part of the Francisco Partners Facility, the Company issued warrants to Francisco Partners in November 2021 to purchase 1.5% of the fully diluted shares of Legacy Terran Orbital’s common stock (the “FP Pre-Combination Warrants”). The FP Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to their contractual provisions.

As additional consideration for the Francisco Partners Facility in November 2021, the Company committed to the issuance of (i) an equity grant package equal to 1.5% of the fully diluted shares of Terran Orbital Corporation’s common stock outstanding as of immediately following the closing of the Tailwind Two Merger, plus an additional one million shares of Terran Orbital Corporation's common stock (the “FP Combination Equity”), and (ii) warrants to purchase 5.0% of the Terran Orbital Corporation's common stock on a fully diluted basis as of immediately following the closing of the Tailwind Two Merger at a strike price of $10.00 per share,

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

redeemable at the option of Francisco Partners for $25 million on the third anniversary of the closing of the Tailwind Two Merger, and expiring on March 25, 2027 (the “FP Combination Warrants”).

The FP Combination Equity and the FP Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 3.3 million shares of the Company's common stock were issued related to the FP Combination Equity, resulting in the reclassification of the fair value of the FP Combination Equity as of the Tailwind Two Merger of $36.4 million to additional paid-in capital. In addition, approximately 8.3 million warrants were issued related to the FP Combination Warrants, resulting in the reclassification of the FP Combination Warrants to warrant liabilities on the condensed consolidated balance sheets.

Pre-Combination and Combination Warrants and Derivatives

Upon initial funding of the Francisco Partners Facility and in connection with the amendment to the Senior Secured Notes due 2026 note purchase agreement in November 2021, the Company issued warrants to each of Lockheed Martin and Beach Point to purchase 0.25% of the fully diluted shares of Legacy Terran Orbital’s common stock on the same valuation and terms and conditions as the FP Pre-Combination Warrants (the “Pre-Combination Warrants”). The Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to their contractual provisions.

In November 2021, the Company committed to issue to each of Lockheed Martin and Beach Point (i) an equity grant package equal to 0.25% of the fully diluted shares of Terran Orbital Corporation’s common stock outstanding as of immediately following the closing of the Tailwind Two Merger (the “Combination Equity”), and (ii) warrants to purchase 0.83333% of Terran Orbital Corporation's common stock on a fully diluted basis as of immediately following the closing of the Tailwind Two Merger at a strike price of $10.00 per share expiring on March 25, 2027 (the “Combination Warrants”).

The Combination Equity and the Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 774 thousand shares of the Company's common stock were issued related to the Combination Equity, resulting in the reclassification of the fair value of the Combination Equity as of the Tailwind Two Merger of $8.5 million to additional paid-in capital. In addition, approximately 2.8 million warrants were issued related to the Combination Warrants, resulting in the reclassification of the fair value of the Combination Warrants as of the Tailwind Two Merger of $11 million to additional paid-in capital as the Combination Warrants now represent equity-classified financial instruments.

Public Warrants

As part of the Tailwind Two Merger, the Company assumed outstanding warrants giving the holders the right to purchase an aggregate of 11.5 million shares of the Company's common stock for $11.50 per share (the “Public Warrants”). The Public Warrants became exercisable on April 24, 2022, 30 days after the completion of the Tailwind Two Merger, and will expire five years from the completion of the Tailwind Two Merger.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement with respect to the shares underlying the warrants is then effective and a related prospectus is current, unless a valid exemption from registration is available. No Public Warrant will be exercisable for cash or on a cashless basis and the Company will not be obligated to issue shares upon exercise of a Public Warrant unless the underlying shares have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. On April 22, 2022, the Company filed the Form S-1 with the SEC for, among other transactions, the registration of the shares of common stock issuable by the Company upon exercise of the Public Warrants. The Form S-1 has not yet been declared effective by the SEC.

Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants when the price per share of the Company’s common stock equals or exceeds $18.00 as follows:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than of 30 days’ prior written notice of redemption to each warrant holder; and

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

•
if, and only if, the closing price of the Company’s shares of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

In addition, once the Public Warrants become exercisable, the Company may redeem the outstanding warrants when the price per share of the Company’s common stock equals or exceeds $10.00 as follows:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Company’s shares of common stock;
•
if, and only if, the closing price of the Company’s shares of common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption of the warrant holders; and
•
if the closing price of the Company’s shares of common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, the Company will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

Private Placement Warrants

As part of the Tailwind Two Merger, the Company assumed outstanding warrants that were previously issued in a private placement and that give the holders thereof the right to purchase an aggregate of 7.8 million shares of the Company's common stock for $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common shares issuable upon their exercise will not be transferable, assignable or salable until 30 days after the completion of the Tailwind Two Merger. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. During April 2022, the Company filed a registration statement for the registration of the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants.

Equity-classified Warrants

Detachable Warrants

During the three months ended March 31, 2021, warrants issued by Legacy Terran Orbital in connection with the extinguishment of convertible notes (the “Detachable Warrants”) were recognized at a fair value of $68.4 million in additional paid-in capital in the condensed consolidated balance sheets and as a component of loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss. The issuance costs related to the Detachable Warrants totaled $2.3 million and were recognized in additional capital in the consolidated balance sheets and as financing cash flows in the consolidated statements of cash flows.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As part of the Tailwind Two Merger, all of the Detachable Warrants were ultimately net settled into approximately 22.3 million shares of the Terran Orbital Corporation’s common stock.

Note 7 Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value is based on assumptions that market participants would use when pricing the asset or liability. The fair values are assigned a level within the fair value hierarchy, depending on the source of the inputs into the calculation, as follows:

•
Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

•
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The carrying amounts of cash and equivalents, accounts receivable, contract assets, contract liabilities, and accounts payable approximate fair values due to the short-term maturities of these financial instruments.

Warrant and Derivative Liabilities

As a result of the Tailwind Two Merger, the fair value measurements related to warrants and derivatives during the three months ended March 31, 2022 were primarily based on the quoted market price of Terran Orbital Corporation's common stock and Public Warrants.

The final fair values of the Inducement Warrants, Combination Equity and FP Combination Equity were based on the number of shares of Terran Orbital Corporation common stock issued as part of the Tailwind Two Merger and the price per share of Terran Orbital Corporation's common stock as of the Tailwind Two Merger and represent Level 1 fair value measurements.

The fair value of the Public Warrants was based on the quoted market price of the Public Warrants as of each valuation date and represents a Level 1 fair value measurement. As the Private Placement Warrants are similar to the Public Warrants, the fair value of the Private Placement Warrants was based on the quoted market price of the Public Warrants as of each valuation date and represents a Level 2 fair value measurement.

The fair values of the Combination Warrants and FP Combination Warrants were derived using the Black-Scholes option pricing model and a lattice model, respectively, with the following significant inputs and assumptions as of the valuation date: (i) the price per share of Terran Orbital Corporation's common stock, (ii) the exercise price, (iii) the risk-free interest rate, (iv) the dividend yield, (v) the contractual term, and (vi) the estimated volatility. In addition, as a result of the FP Combination Warrants put feature, the valuation also considers counterparty credit spread based on an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$91,264	$173,524	$115,095	$124,221
PIPE Investment Obligation	11,131	25,075	-	-

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2022, the fair value of the Company's long-term debt related to the Francisco Partners Facility, Lockheed Martin Rollover Debt, and Beach Point Rollover Debt was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using the discounted cash flow valuation method applied to the sixteen quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields ranging plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

Note 8 Mezzanine Equity and Shareholders’ Deficit

Significant changes in the Company’s mezzanine equity and shareholders’ deficit during the three months ended March 31, 2022 were as follows:

Common Stock

Subsequent to the Tailwind Two Merger, the Company is authorized to issue up to 300 million shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the shareholder to one vote.

The Company issued 11 million shares of common stock in exchange for the net assets of Tailwind Two recognized at historical cost in connection with the Tailwind Two Merger and issued 5.1 million shares of common stock in connection with the PIPE Investment. The Tailwind Two Merger and PIPE Investment resulted in allocated cash proceeds of $58.4 million with aggregate allocated third-party issuance costs of $48.4 million and the assumption of the Public Warrants and Private Placement Warrants with an aggregate fair value of $13.1 million.

PredaSAR Merger

During the three months ended March 31, 2021, the Company entered into an agreement with non-controlling interest holders of convertible preferred stock in PredaSAR (the “Series Seed Preferred Stock”) to exchange all of the shares of the Series Seed Preferred Stock for shares of the Legacy Terran Orbital’s common stock (the “PredaSAR Merger”). The PredaSAR Merger resulted in the issuance of 10.7 million shares of common stock.

The PredaSAR Merger resulted in PredaSAR becoming a wholly-owned subsidiary of Legacy Terran Orbital. Accordingly, non-controlling interest was reclassified to additional paid-in capital in the condensed consolidated balance sheets. The issuance costs related to the PredaSAR Merger totaled $432 thousand and were recognized in additional paid-in capital in the condensed consolidated balance sheets and as financing cash flow in the condensed consolidated statements of cash flow.

Preferred Stock

Subsequent to the Tailwind Two Merger, the Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2022.

As part of the Tailwind Two Merger, all of the convertible preferred stock of Legacy Terran Orbital (the “Series A Preferred Stock”) was ultimately converted into approximately 10.9 million shares of Terran Orbital Corporation’s common stock. As a result of the conversion of the Series A Preferred Stock, the Company reclassified the amount of Series A Preferred Stock to additional paid-in capital.

Note 9 Share-Based Compensation

Prior to the Tailwind Two Merger, Legacy Terran Orbital maintained the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan (the “2014 Plan”). During January 2022, the 2014 Plan was amended to authorize the issuance of no more than 941,355 shares of Legacy Terran Orbital’s common stock, which represents 25,967,343 shares of Terran Orbital Corporation’s common stock on a converted basis.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with the Tailwind Two Merger, the Company terminated the 2014 Plan and adopted the Terran Orbital Corporation 2021 Omnibus Incentive Plan (the “2021 Plan”). All of the outstanding share-based compensation awards granted under the 2014 Plan were cancelled and substituted for awards under the 2021 Plan in the same form and on substantially the same terms and conditions. The 2021 Plan authorizes the issuance of no more than 13,729,546 shares of Terran Orbital Corporation's common stock pursuant to awards under the 2021 Plan. The number of authorized shares issuable under the 2021 Plan is subject to an annual increase on the first day of each calendar year during the term of the 2021 Plan, equal to the lesser of (i) 3% of the aggregate number of shares of Terran Orbital Corporation’s common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Terran Orbital Corporation’s common stock as determined by the Company’s board of directors. Further, under the 2021 Plan, the number of authorized shares issuable under the 2021 Plan may be adjusted in case of changes to capitalization or other corporate events. As of March 31, 2022, there were approximately 23 million shares of Terran Orbital’s common stock underlying outstanding awards, which were cancelled under the 2014 Plan and substituted for awards under the 2021 Plan. The shares underlying such substituted awards are incremental to, and do not count against, the authorized share pool of the 2021 Plan.

Share-based compensation expense totaled $17.3 million and $168 thousand during the three months ended March 31, 2022 and 2021, respectively. All of the Company's outstanding restricted stock units (“RSUs”) included a performance condition that requires a liquidity event to occur in order to vest. Accordingly, the Company previously did not recognize share-based compensation expense associated with the RSUs as their performance condition was not probable of being met until such an event occurred. Upon closing of the Tailwind Two Merger, the Company recorded a cumulative catch-up of approximately $17.2 million in order to begin recognition of share-based compensation expense associated with these RSUs as the performance condition was met, of which $2.1 million was recorded to cost of sales and $15.1 million was recorded to selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss based on the classification of each employee's compensation expense.

2014 Plan

During the three months ended March 31, 2022 and prior to the Tailwind Two Merger, the Company granted approximately 6.4 million RSUs under the 2014 Plan with a weighted-average grant date fair value of $8.12.

The majority of these RSUs (referred to as “Retention RSUs”) will generally vest on the later to occur of: (i) the first anniversary of the consummation of the Tailwind Two Merger and (ii) the trading price of Company’s common stock equaling or exceeding $11.00 or $13.00, as applicable, for any 20 trading days within any consecutive 30-trading day period. The Retention RSUs expire five years from the Tailwind Two Merger if unvested. The derived service period for the Retention RSUs was estimated to be less than one year from the date of the Tailwind Two Merger based on the median weighted-average triggering event period determined using the Monte Carlo simulation model. As the derived service period is less than one year, the share-based compensation expense associated with the Retention RSUs will be recognized over a one-year period beginning from the consummation of the Tailwind Two Merger. In addition, the grant date fair value of the Retention RSUs was determined using the Monte Carlo simulation model using the following significant inputs and assumptions as of the valuation date: (i) the price per share of Terran Orbital Corporation’s common stock, (ii) the risk-free interest rate, (iii) the dividend yield, (iv) the estimated volatility, and (v) a discount for lack of marketability.

For the granted RSUs that are not Retention RSUs, the grant date fair value was based on the fair value of Legacy Terran Orbital’s common stock. Prior to the Tailwind Two Merger and in the absence of a public market for the Legacy Terran Orbital’s common stock, the valuation of the Legacy Terran Orbital’s common stock has been determined using an option pricing model, which is used to allocate the total enterprise value of the Company to the different classes of equity as of the valuation date. The significant assumptions used in the option pricing model include: (i) total enterprise value of the Company based on the guideline publicly-traded company method, guideline transaction method, market calibration method and discounted cash flow method; (ii) liquidation preferences, conversion values, and participation thresholds of different equity classes; (iii) probability-weighted time to a liquidity event; (iv) expected volatility based upon the historical and implied volatility of common stock for the Company’s selected peers; (v) expected dividend yield of zero as the Company does not have a history or plan of declaring dividends on its common stock; (vi) risk-free interest rate based on U.S. treasury bonds with a zero-coupon rate, (vii) implied valuation, timing, and probability of the Tailwind Two Merger; and (viii) a discount for the lack of marketability of the Company’s common stock. As a result of the Tailwind Two Merger, the estimates will no longer be necessary to determine the fair value of the Company’s common stock as there is a public market for the underlying shares.

PredaSAR Plan

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

In connection with the PredaSAR Merger, the PredaSAR Corporation 2020 Equity Incentive Plan (the “PredaSAR Plan”) was terminated. The stock options granted under the PredaSAR Plan were modified by cancellation and replacement with RSUs granted under the 2014 Plan. The incremental share-based compensation to be recognized over the service period of the RSUs as a result of the modification totaled approximately $445 thousand and was based on the incremental fair value of the RSUs granted compared to the fair value of the stock options immediately prior to cancellation. The Company did not recognize any incremental share-based compensation expense associated with the RSUs during the three months ended March 31, 2021 as the performance condition was not probable of being met until a liquidity event occurs. However, the Company continued to recognize share-based compensation expense related to the original grant date fair value of the cancelled stock options as the stock options were probable of vesting pursuant to their original terms.

Note 10 Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share gives effect to all securities having a dilutive effect on net loss, weighted-average shares outstanding of common stock or both. The effect from potential dilutive securities includes (i) incremental shares of common stock calculated using the if-converted method for the PIPE Investment Obligation and the Series A Preferred Stock and (ii) incremental shares of common stock calculated using the treasury stock method for warrants and share-based compensation awards. None of the potential dilutive securities meet the definition of a participating security.

For purposes of the diluted net loss per share computation, all potentially dilutive securities were excluded because their effect would be anti-dilutive or because of unsatisfied contingent issuance conditions. As a result, basic net loss per share was equal to diluted net loss per share for each period presented.

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	Three Months Ended March 31,
(in shares of common stock)	2022	2021
Series A Preferred Stock	—	10,947,686
Stock options	1,938,804	2,836,655
Restricted stock units	16,076,087	14,121,542
Detachable Warrants	—	26,029,630
Inducement Warrants	—	479,208
FP Combination Warrants	8,291,704	—
Combination Warrants	2,763,902	—
Public Warrants	11,499,960	—
Private Placement Warrants	7,800,000
PIPE Investment Obligation	3,270,349	—

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Three Months Ended March 31,
(in thousands, except per share and share amounts)	2022	2021
Numerator:
Net loss	$(71,372)	$(77,496)
Denominator:
Weighted-average shares outstanding - basic and diluted	83,643,940	71,431,259
Net loss per share - basic and diluted	$(0.85)	$(1.08)

Note 11 Income Taxes

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Provision for income taxes for the three months ended March 31, 2022 was $2 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that the Company’s NOLs will not be utilized.

Provision for income taxes for the three months ended March 31, 2021 was $28 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that the Company’s NOLs will not be utilized. The remainder of the Company’s provision for income taxes was related to the Company’s foreign subsidiary.

Note 12 Commitments and Contingencies

Litigation and Other Legal Matters

From time to time, the Company is subject to claims and lawsuits in the ordinary course of business, such as contractual disputes and employment matters. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, and opinions of internal and external legal counsel. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred.

Customer Contractual Dispute

In January 2019, the Company entered into a contract (and other related agreements) with a customer to provide mission support and launch support services. During 2021, a contractual dispute arose between the Company and the customer. In April 2022, the Company entered into a confidential settlement agreement with the customer and agreed to a payment to the customer of $833 thousand, which is anticipated to be paid by September 30, 2022. As of March 31, 2022 and December 31, 2021, the Company had accrued $833 thousand and $800 thousand for the settlement, respectively.

Commercial Agreements

During the three months ended March 31, 2022, the Company entered into commercial agreements to purchase $20 million of goods and services over three years from two affiliates of a PIPE investor. These commercial agreements became effective upon the closing of the Tailwind Two Merger.

Note 13 Related Party Transactions

Lockheed Martin

Lockheed Martin, directly and through its wholly-owned subsidiary Astrolink International, LLC ("Astrolink"), is a significant holder of debt and equity instruments in the Company. On June 26, 2017, the Company entered into the strategic cooperation agreement with Lockheed Martin (the "Strategic Cooperation Agreement") pursuant to which the parties agreed to (i) collaborate on the development, production and sale of satellites for use in U.S. Government spacecraft and spacecraft procurements and (ii) establish a cooperation framework to enable the parties to enter into projects, research and development agreements and other collaborative business arrangements and “teaming activities.” In connection with the issuance of the Senior Secured Notes due 2026, the Company and Lockheed Martin amended and restated the Strategic Cooperation Agreement to, among other things, extend the term to March 8, 2026. In connection with the Merger Agreement, the Strategic Cooperation Agreement was further amended and restated to extend the term to October 28, 2030 and was subsequently extended for an additional twelve months to October 28, 2031 in March 2022 pursuant to existing contractual terms. Refer to Note 5 "Debt" and Note 6 "Warrants and Derivatives" for further discussion regarding debt and equity transactions with Lockheed Martin.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company recognized revenue from Lockheed Martin of $10.3 million and $3.8 million during the three months ended March 31, 2022 and 2021, respectively. In addition, the Company had accounts receivables due from Lockheed Martin of $15.2 million and $530 thousand as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, programs associated with Lockheed Martin represented approximately 86% and 56% of the Company's remaining performance obligations, respectively.

GeoOptics, Inc.

The Company owns a non-controlling equity interest in GeoOptics, Inc. (“GeoOptics”), a privately held company engaged in the acquisition and sale of Earth observation data and a purchaser of products and services from the Company. Additionally, one of the Company’s executive officers serves as a member of the GeoOptics board of directors. As of March 31, 2022 and December 31, 2021, the Company’s $1.7 million investment in GeoOptics represented an approximately 2.3% ownership interest and was fully impaired.

The Company recognized revenue from GeoOptics of $501 thousand and $320 thousand during the three months ended March 31, 2022 and 2021, respectively. In addition, the Company had accounts receivables due from GeoOptics of $637 thousand and $470 thousand as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, programs associated with GeoOptics represented approximately 3% and 9% of the Company's remaining performance obligations, respectively.

Transactions with Chairman and CEO

The Company leases office space in a building beneficially owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. During the three months ended March 31, 2022, the lease payments under this lease were approximately $57 thousand.

During the three months ended March 31, 2021, the Company's Chairman and CEO was paid $125 thousand for consulting services.

Beach Point

Beach point is a significant holder of debt and equity instruments in the Company. Refer to Note 5 "Debt" and Note 6 "Warrants and Derivatives" for further discussion regarding debt and equity transactions with Beach Point.

PIPE Investment Obligation

The PIPE Investment Obligation represents a related party transaction. Refer to Note 5 "Debt" for further discussion.

Note 14 Segment Information

The Company’s Chief Executive Officer is its chief operating decision maker (the “CODM”). The Company reports segment information based on how the CODM evaluates performance and makes decisions about how to allocate resources. Accordingly, the Company has two operating and reportable segments: Satellite Solutions and Earth Observation Solutions.

The reportable segments are defined as follows:

•
Satellite Solutions

The Satellite Solutions segment is a vertically integrated satellite provider with modern facilities and a global ground station network that delivers end-to-end satellite solutions, including spacecraft design, development, launch services and on-orbit operations for critical missions across a number of applications in a variety of orbits to governmental agencies and commercial businesses.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

•
Earth Observation Solutions

Through the Satellite Solutions segment, the Earth Observation Solutions segment has commenced developing satellites and intends to continue to develop, build, launch and operate a constellation of Earth observation satellites that will feature Synthetic Aperture Radar ("SAR") and electro-optical capabilities to provide Earth observation data and mission solutions that it believes will be distinguished by breadth of coverage, revisit rates and ability to observe and detect during day and night and through clouds and other interference. In addition, the Earth Observation Solutions segment plans to provide secondary payload solutions and onboard data processing capabilities on its satellite constellation, including sensors, optical links or other mission solutions.

The Earth Observation Solutions segment is still in its developmental stage and does not yet generate any material revenue. The scope and timing of the satellite constellation is subject to continuing assessments of customer demand and the Company's financial and other resources. The Company has designed and began building the first two satellites of the constellation and plans to launch the two satellites in late 2022 or the first half of 2023.

The CODM uses income (loss) from operations by segment as the segment profitability measure in order to evaluate segment performance. Income (loss) from operations by segment excludes share-based compensation expense and corporate and other costs included within the Company’s consolidated income (loss) from operations.

The CODM does not review the Company's assets by segment; therefore, such information is not presented.

The following table presents revenue by segment and a reconciliation to consolidated revenue for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Satellite Solutions	$12,974	$10,494
Earth Observation Solutions	146	—
Revenue	$13,120	$10,494

The following table presents loss from operations by segment for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Satellite Solutions	$(6,048)	$(980)
Earth Observation Solutions	(660)	(912)
Loss from operations by segment	$(6,708)	$(1,892)

During the three months ended March 31, 2022, depreciation and amortization expense included in loss from operations by segment totaled $641 thousand and $184 thousand for Satellite Solutions and Earth Observation Solutions, respectively. During the three months ended March 31, 2021, depreciation and amortization expense included in loss from operations by segment totaled $671 thousand and related entirely to Satellite Solutions.

The following table presents a reconciliation of loss from operations by segment to consolidated loss from operations and net loss for the periods presented:

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Loss from operations by segment	$(6,708)	$(1,892)
Corporate and other	(9,007)	(3,853)
Share-based compensation expense	(17,335)	(168)
Loss from operations	(33,050)	(5,913)
Interest expense, net	2,923	907
Loss on extinguishment of debt	23,141	70,667
Change in fair value of warrant and derivative liabilities	11,853	(34)
Other expense	403	15
Loss before income taxes	(71,370)	(77,468)
Provision for income taxes	2	28
Net loss	$(71,372)	$(77,496)

Note 15 Leases

As part of normal operations, the Company leases real estate and equipment from various counterparties with lease terms and maturities extending through 2032. The Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with lease terms of 12 months or less.

The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that depend on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate for a lease is determined using the Company’s incremental borrowing rate that coincides with the lease term at the commencement of a lease. The incremental borrowing rate is estimated based on the Company's recent financing transactions.

Lease payments that are neither fixed nor dependent on an index or rate and vary because of changes in usage or other factors are included in variable lease costs. Variable lease costs are recorded in the period in which the obligation is incurred and primarily relate to utilities, maintenance, and repair costs.

The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company is not a lessor in any leases and does not sublease.

The following table presents the amounts reported in the Company’s condensed consolidated balance sheets related to operating and finance leases as of the presented dates:

(in thousands)	Classification	March 31, 2022	January 1, 2022
Right-of-Use Assets:
Operating	Other assets	$14,119	$6,550
Finance	Property, plant and equipment, net	44	48
Total right-of-use assets		$14,163	$6,598

Lease Liabilities
Operating	Accrued expenses and other current liabilities	$834	$166
Finance	Current portion of long-term debt	15	14
Operating	Other liabilities	15,640	7,962
Finance	Long-term debt	34	39
Total lease liabilities		$16,523	$8,181

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the Company’s lease cost for the presented period:

Lease Cost (in thousands)	Three Months Ended March 31, 2022
Operating lease cost	$1,263
Finance lease cost
Amortization of right-of-use assets	4
Interest on lease liabilities	2
Variable lease costs	140
Total lease cost	$1,409

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented period:

Other information (in thousands)	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$486
Operating cash flows from finance leases	2
Financing cash flows from finance leases	3
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	7,384
Finance leases	-

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the presented date:

Lease Term and Discount Rate	March 31, 2022
Weighted-average remaining lease term (years)
Operating leases	7.7
Finance leases	3.4
Weighted-average discount rate
Operating leases	29.69%
Finance leases	14.96%

The following is a maturity analysis related to the Company’s operating and finance leases as of March 31, 2022:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2022	$3,053	$16
2023	5,666	21
2024	5,771	11
2025	5,709	8
2026	5,705	7
Thereafter	21,522	-
Total lease payments	47,426	63
Less interest	30,952	14
Total lease liabilities	$16,474	$49

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table above excludes certain operating leases which have been executed but not yet commenced. The Company has an executed operating lease for office space with a lease term from April 2022 to January 2028 with total future minimum lease payments of approximately $5.4 million. Additionally, there is an executed operating lease for office space with a lease term from April 2022 to June 2027 with total future minimum lease payments of approximately $2 million.

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2021 which is presented in accordance with ASC 840, Leases:

(in thousands)	Operating Leases	Finance Leases
2022	$3,484	$21
2023	4,865	21
2024	4,970	11
2025	4,928	8
2026	4,896	7
Thereafter	5,167	-
Total lease payments	28,310	68
Less interest on finance leases	-	15
Total	$28,310	$53

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with our condensed consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our registration statement on Form S-1, which was filed with the United States Securities and Exchange Commission (the “SEC”) on April 22, 2022 (the “Form S-1”) but has not yet been declared effective by the SEC. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the Form S-1. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW

Terran Orbital Corporation, formerly known as Tailwind Two Acquisition Corp. (“Tailwind Two”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “Terran Orbital”), is a leading manufacturer of small satellites primarily serving the United States (“U.S.”) aerospace and defense industry. Through our subsidiary Tyvak Nano-Satellite Systems, Inc. (“Tyvak”), we provide end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and in-orbit support to meet the needs of our customers. We access the international market through both Tyvak and our Torino, Italy based subsidiary, Tyvak International S.R.L. (“Tyvak International”). Through our subsidiary PredaSAR Corporation (“PredaSAR”), we are developing what we believe will be the world’s largest, most advanced NextGen Earth observation constellation to provide near persistent, near real-time Earth imagery.

BASIS OF PRESENTATION

All financial information presented in this section includes the accounts of Terran Orbital Corporation and its subsidiaries, and has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany transactions have been eliminated.

Our Chief Executive Officer is our chief operating decision maker (the “CODM”). We report segment information based on how the CODM evaluates performance and makes decisions about how to allocate resources. Accordingly, we have two operating and reportable segments: Satellite Solutions and Earth Observation Solutions.

The reportable segments are defined as follows:

•
Satellite Solutions

The Satellite Solutions segment is a vertically integrated satellite provider with modern facilities and a global ground station network that delivers end-to-end satellite solutions, including spacecraft design, development, launch services and on-orbit operations for critical missions across a number of applications in a variety of orbits to governmental agencies and commercial businesses.

•
Earth Observation Solutions

Through the Satellite Solutions segment, the Earth Observation Solutions segment has commenced developing satellites and intends to continue to develop, build, launch and operate a constellation of Earth observation satellites that will feature Synthetic Aperture Radar (“SAR”) and electro-optical capabilities to provide Earth observation data and mission solutions that it believes will be distinguished by breadth of coverage, revisit rates and ability to observe and detect during day and night and through clouds and other interference. In addition, the Earth Observation Solutions segment plans to provide secondary payload solutions and onboard data processing capabilities on its satellite constellation, including sensors, optical links or other mission solutions.

The Earth Observation Solutions segment is still in its developmental stage and does not yet generate any material revenue. The scope and timing of the satellite constellation is subject to continuing assessments of customer demand and our financial and other resources. We anticipate on completing two satellites of the constellation currently under construction, which we anticipate launching in late 2022 or the first half of 2023, while the remainder of the satellites of the constellation will be temporarily delayed based on our prioritization of production capacity to U.S. Government programs coupled with the level of our financial resources as of March 31, 2022.

The CODM uses income (loss) from operations by segment as the segment profitability measure in order to evaluate segment performance. Income (loss) from operations by segment excludes share-based compensation expense and corporate and other costs included within the Company’s consolidated income (loss) from operations.

FACTORS AFFECTING OPERATING RESULTS

Our financial success is based on our ability to deliver high quality products and services on a timely basis and at an economical price for our customers. With the majority of our contracts with customers reflecting firm fixed pricing structures, our gross profit is dependent on the efficient and effective execution of our contracts. Our ability to maximize gross profit may be impacted by, but not limited to, unanticipated cost overruns, disruptions in our supply chains, and mix of customer contracts based on newer technology demonstrations versus existing technology.

From time to time, we may strategically enter into contracts with low or negative margins relative to other contracts or that are at risk of cost overruns. This may occur due to strategic decisions built around positioning ourselves for future contracts or to enhance our product and service offerings. However, in some instances, loss contracts may occur from unforeseen cost overruns which are not recoverable from the customer. We establish loss reserves on contracts in which the estimated cost-at-completion exceeds the estimated revenue. The loss reserves are recorded in the period in which a loss is determined.

We are actively executing on our growth initiatives with significant increases in headcount as well as the expansion of manufacturing facilities and office space in order to position ourselves to be awarded larger contracts with recurring revenue opportunities that will lay the foundation for our long-term success. Our portfolio of contracts includes several technology demonstrations, studies, and prototypes with the potential to convert into contracts to support future constellations. As of March 31, 2022, we have identified approximately 140 opportunities representing over $12 billion in potential revenue for our Satellite Solutions segment.

We may experience variability in the profitability of our contracts in the future and that such future variability may occur at levels and frequencies different from historical experience. Such variability in profitability may be due to strategic decisions, cost overruns or other circumstances within or outside of our control. Accordingly, our historical experience with profitability on our contracts is not indicative or predictive of future experience.

COVID-19 Pandemic

During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread across the globe. The COVID-19 Pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets.

The COVID-19 Pandemic has contributed to a worldwide shortage of electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability to receive electronic components used in our operations has negatively affected our timing and ability to deliver products and services to customers as well as increased costs in recent periods. We have considered the emergence and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three months ended March 31, 2022. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and condensed consolidated financial statements in future reporting periods.

RECENT DEVELOPMENTS

The comparability of our results of operations has been impacted by the following events:

Tailwind Two Merger

Prior to March 25, 2022, Tailwind Two was a publicly listed special purpose acquisition company incorporated as a Cayman Islands exempted company. On March 25, 2022, Tailwind Two acquired Terran Orbital Operating Corporation, formerly known as Terran Orbital Corporation (“Legacy Terran Orbital”) (the “Tailwind Two Merger”). In connection with the Tailwind Two Merger, Tailwind Two filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, resulting in Tailwind Two becoming a

Delaware corporation and changing its name from Tailwind Two to Terran Orbital Corporation. The Tailwind Two Merger resulted in Legacy Terran Orbital becoming a wholly-owned subsidiary of Terran Orbital Corporation.

As a result of the Tailwind Two Merger, all of Legacy Terran Orbital's issued and outstanding common stock was converted into shares of Terran Orbital Corporation's common stock using an exchange ratio of 27.585 shares of Terran Orbital Corporation's common stock per each share of Legacy Terran Orbital's common stock. In addition, Legacy Terran Orbital's convertible preferred stock and certain warrants were exercised and converted into shares of Legacy Terran Orbital's common stock immediately prior to the Tailwind Two Merger, and in turn, were converted into shares of Terran Orbital Corporation's common stock as a result of the Tailwind Two Merger. Further, in connection with the Tailwind Two Merger, Legacy Terran Orbital's share-based compensation plan and related share-based compensation awards were cancelled and exchanged or converted, as applicable, with a new share-based compensation plan and related share-based compensation awards of Terran Orbital Corporation.

While Legacy Terran Orbital became a wholly-owned subsidiary of Terran Orbital Corporation, Legacy Terran Orbital was deemed to be the acquirer in the Tailwind Two Merger for accounting purposes. Accordingly, the Tailwind Two Merger was accounted for as a reverse recapitalization, in which case the condensed consolidated financial statements of the Company represent a continuation of Legacy Terran Orbital and the issuance of common stock in exchange for the net assets of Tailwind Two recognized at historical cost and no recognition of goodwill or other intangible assets. Operations prior to the Tailwind Two Merger are those of Legacy Terran Orbital and all share and per-share data included in these condensed consolidated financial statements have been retroactively adjusted to give effect to the Tailwind Two Merger. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options and warrants were adjusted to reflect the Tailwind Two Merger. The treatment of the Tailwind Two Merger as a reverse recapitalization was based upon the pre-merger shareholders of Legacy Terran Orbital holding the majority of the voting interests of Terran Orbital Corporation, Legacy Terran Orbital's existing management team serving as the initial management team of Terran Orbital Corporation, Legacy Terran Orbital's appointment of the majority of the initial board of directors of Terran Orbital Corporation, and Legacy Terran Orbital's operations comprising the ongoing operations of the Company.

In connection with the Tailwind Two Merger, approximately $29 million of cash and marketable securities held in trust, net of redemptions by Tailwind Two's public shareholders, became available for use by the Company as well as proceeds received from the contemporaneous sale of common stock in connection with the closing of a PIPE investment with a contractual amount of $51 million (the “PIPE Investment”). In addition, the Company received additional proceeds from the issuance of debt contemporaneously with the Tailwind Two Merger. The aggregate cash raised will be used for general corporate purposes, the partial paydown of debt, the payment of transaction costs and the payment of other costs directly or indirectly attributable to the Tailwind Two Merger.

Beginning on March 28, 2022, the Company's common stock and public warrants began trading on the New York Stock Exchange (the "NYSE") under the symbols “LLAP” and "LLAP WS," respectively.

Refer to the discussions below under “Liquidity and Capital Resources” for further details regarding our financing transactions which occurred in connection with the Tailwind Two Merger.

Public Company Costs

As a result of the Tailwind Two Merger, we have incurred and will continue to incur additional legal, accounting, board compensation, and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002 as well as other rules implemented by the

SEC and the national securities exchanges. Our financial statements for the periods following the Tailwind Two Merger will reflect the impact of these expenses.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents our consolidated results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Revenue	$13,120	$10,494	$2,626
Cost of sales	15,953	9,734	6,219
Gross (loss) profit	(2,833)	760	(3,593)
Selling, general, and administrative expenses	30,217	6,673	23,544
Loss from operations	(33,050)	(5,913)	(27,137)
Interest expense, net	2,923	907	2,016
Loss on extinguishment of debt	23,141	70,667	(47,526)
Change in fair value of warrant and derivative liabilities	11,853	(34)	11,887
Other expense	403	15	388
Loss before income taxes	(71,370)	(77,468)	6,098
Provision for income taxes	2	28	(26)
Net loss	$(71,372)	$(77,496)	$6,124

Revenue

The following table presents revenue by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$12,974	$10,494	$2,480
Earth Observation Solutions	146	-	146
Revenue	$13,120	$10,494	$2,626

The increase in revenue attributable to the Satellite Solutions segment was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the three months ended March 31, 2022, we adjusted the estimate-at-completion (“EAC”) on certain firm fixed price contracts, which had an estimated $3 million negative impact to revenue in the Satellite Solutions segment. While we believe our estimates as of March 31, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage and generated limited revenue by providing expert analyses and planned technology demonstrations.

Cost of Sales

The following table presents cost of sales by segment and other components for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$13,803	$9,720	$4,083
Earth Observation Solutions	37	-	37
Share-based compensation expense	2,113	14	2,099
Cost of Sales	$15,953	$9,734	$6,219

The increase in cost of sales was primarily due to an increase of $4 million in labor, materials, third-party services, overhead and other direct costs incurred in satisfying our customer contracts as part of our growth initiatives in the Satellite Solutions segment as well as an increase in share-based compensation expense due to a $2.1 million non-recurring cumulative recognition of share-based compensation expense associated with awards that included a liquidity event, such as the Tailwind Two Merger, as a vesting condition. Prior to the Tailwind Two Merger, the awards were not probable of vesting and no share-based compensation expense was previously recognized.

During the three months ended March 31, 2022, we adjusted the EAC on certain firm fixed price contracts, which had an estimated $0.7 million negative impact to cost of sales in the Satellite Solutions segment. While we believe our estimates as of March 31, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage and generated limited revenue by providing expert analyses and planned technology demonstrations, incurring limited cost of sales.

Selling, General, and Administrative

The following table presents selling, general, and administrative expenses by segment and other components for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$5,219	$1,754	$3,465
Earth Observation Solutions	768	912	(144)
Corporate and other	9,008	3,853	5,155
Share-based compensation expense	15,222	154	15,068
Selling, general, and administrative expenses	$30,217	$6,673	$23,544

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase in share-based compensation expense due to a $15.1 million non-recurring cumulative recognition of share-based compensation expense associated with awards that included a liquidity event, such as the Tailwind Two Merger, as a vesting condition;
•
an increase in corporate salaries and wages of $2.5 million as well as an increase in accounting, legal, and other professional fees of $1.2 million as part of the Company's efforts of becoming a public company;
•
an increase in expenses, net of overhead allocations, in the Satellite Solutions segment due to incremental headcount, additional leases for manufacturing facilities and office space, and other selling, general, and administrative expenses as part of the Company's growth initiatives;
•
an increase in corporate facility costs of $566 thousand due to new leases for office locations commencing in 2021;
•
an increase of $184 thousand in depreciation and amortization expense in the Earth Observation Solutions segment due to a company-owned satellite that was placed in service in 2021; and
•
partially offset by a reduction in various other expenses in the Earth Observation Solutions.

Interest Expense, net

The increase in interest expense, net was due to an increase in contractual interest of $2 million as a result of higher debt balances and higher interest rates as a result of our financing transactions during 2021 and 2022, an increase in amortization related to discount on debt of $438 thousand as a result of our financing transactions, partially offset by an increase in capitalized interest of $434 thousand associated with the development of our Earth observation constellation.

Loss on Extinguishment of Debt

During the three months ended March 31, 2022, loss on extinguishment of debt totaled $23 million, which related to the refinancing and extinguishment of our debt obligations in connection with the Tailwind Two Merger.

During the three months ended March 31, 2021, loss on extinguishment of debt totaled $71 million, which related to the refinancing of convertible note instruments.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions during the first and fourth quarter of 2021. The increase during the three months ended March 31, 2022 was primarily due to fair value remeasurements as a result of the Tailwind Two Merger.

Other Expense

The increase in other expense was primarily related to an increase of $370 thousand for third-party legal fees expensed in connection with our financing transactions.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2022 was $2 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized.

Provision for income taxes for the three months ended March 31, 2021 was $28 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was related to our foreign subsidiary.

NON-GAAP MEASURES

To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose non-GAAP financial measures, such as Adjusted Gross Profit and Adjusted EBITDA, that have not been prepared in accordance with GAAP. These non-GAAP measures may be different from non-GAAP measures made by other companies. These measures may exclude items that are significant in understanding and assessing our financial results. Therefore, these measures should not be considered in isolation or as an alternative to net income or other measures of financial performance or liquidity under GAAP.

Adjusted Gross Profit

We believe that the presentation of Adjusted Gross Profit is appropriate to provide additional information to investors about our gross profit adjusted for certain non-cash items. Further, we believe Adjusted Gross Profit provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures.

We define Adjusted Gross Profit as gross profit or loss adjusted for (i) share-based compensation expense included in cost of sales and (ii) depreciation and amortization included in cost of sales.

There are material limitations to using Adjusted Gross Profit. Adjusted Gross Profit does not take into account all items which directly affect our gross profit or loss. These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted Gross Profit in conjunction with gross profit or loss as calculated in accordance with GAAP.

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Gross (loss) profit	$(2,833)	$760	$(3,593)
Share-based compensation expense	2,113	14	2,099
Depreciation and amortization	513	453	60
Adjusted gross (loss) profit	$(207)	$1,227	$(1,434)

The decrease in Adjusted Gross Profit was largely due to adjustments to the EAC on certain firm fixed price contracts, which had an estimated $3.7 million negative impact to Adjusted Gross Profit. While we believe our estimates as of March 31, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

Adjusted EBITDA

We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures.

We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, (iv) share-based compensation expense, (v) loss on extinguishment of debt, (vi) change in fair value of warrant and derivative liabilities, and (vii) other non-recurring and/or non-cash items.

There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income or loss. These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted EBITDA in conjunction with net income or loss as calculated in accordance with GAAP.

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change
Net loss	$(71,372)	$(77,496)	$6,124
Interest expense, net	2,923	907	2,016
Provisions for income taxes	2	28	(26)
Depreciation and amortization	846	671	175
Share-based compensation expense	17,335	168	17,167
Loss on extinguishment of debt	23,141	70,667	(47,526)
Change in fair value of warrant and derivative liabilities	11,853	(34)	11,887
Other, net(a)	555	1,452	(897)
Adjusted EBITDA	$(14,717)	$(3,637)	$(11,080)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company are included herein.

The decrease in Adjusted EBITDA was primarily due to a decrease in gross profit and an increase in salaries and wages, legal and accounting fees, and facility expenses as a result of our growth initiatives. Refer to the discussions above under “Results of Operations” for further details.

KEY PERFORMANCE INDICATORS

We view growth in backlog as a key measure of our business growth. Backlog represents the estimated dollar value of executed contracts, including both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts, for which work has not been performed (also known as the remaining performance obligations on a contract). Order backlog excludes contracts in which we recognize revenue in proportion to the amount we have the right to invoice for services performed and does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog.

Our backlog totaled $221.8 million and $73.9 million as of March 31, 2022 and December 31, 2021, respectively. The increase in backlog was primarily due to a new award to build 42 satellites for the U.S. Space Development Agency's ("SDA") Tranche 1 of the Transport Layer. The award is in addition to the 10 satellites we are building for the SDA's Tranche 0 of the Transport Layer.

As of March 31, 2022, programs associated with Lockheed Martin represented approximately 86% of the Company’s backlog.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our future cash needs are expected to include cash for operating activities, working capital, purchases of property and equipment, strategic investments, research and development expenses, development and expansion of facilities, development of our Earth observation constellation and debt service requirements.

We have historically funded our operations primarily through the issuance of debt and equity securities. In order to proceed with our business plan, we expect to need to raise additional funds through the issuance of additional debt, equity or other commercial arrangements, which may not be available to us when needed or on terms that we deem to be favorable. To the extent we raise additional capital through the sale of equity or convertible securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of our strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms.

Furthermore, our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to future general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions, or other events may cause us to seek equity and/or debt financing in future periods.

As of March 31, 2022, we had $76.7 million of cash and cash equivalents, which included $1.3 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, earnings of our foreign subsidiary is essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to meet operational needs, (iii) upgrade of information technology, (iv) research and development initiatives and (v) continued buildout of corporate functions and public company compliance requirements, inclusive of accounting and legal fees. Our long-term liquidity requirements include initiatives related to (i) development of our Earth observation constellation, inclusive of ground infrastructure, (ii) potential development of our proposed new campus of approximately 660,000 square foot satellite manufacturing facility (the “Space Florida Facility”) and (iii) development of new satellite components and data and analytics software and infrastructure. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred as a result the Tailwind Two Merger. The timing and amount of spend on these initiatives may be materially delayed, reduced, and cancelled as a result of our level of our financial resources.

Long-term Debt

As of March 31, 2022, debt was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2022
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Senior Secured Notes due 2026(1)	March 2021	April 2026	9.25% and 11.25%	Quarterly	56,267
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	28,125
Finance leases	N/A	N/A	N/A	N/A	49
Unamortized deferred issuance costs					(2,115)
Unamortized discount on debt					(99,905)
Total debt					102,444
Current portion of long-term debt					7,515
Long-term debt					$94,929

(1) - Includes the Lockheed Martin Rollover Debt and Beach Point Rollover Debt, each as defined below.

N/A - Not meaningful or applicable

Significant changes in our long-term debt during the three months ended March 31, 2022 were as follows:

Francisco Partners Facility

On March 9, 2022, we amended the note purchase agreement (the “FP Note Purchase Agreement”) governing the issuance and sale of senior secured notes due on November 24, 2026 (the “Francisco Partners Facility”) to, among other things, (i) increase the principal amount of senior secured notes that may be issued under the FP Note Purchase Agreement to up to $154 million, (ii) increase the second tranche of the Francisco Partners Facility (the “Delayed Draw Notes”) to $24 million of senior secured notes, and (iii) accelerate the funding of the Delayed Draw Notes. The Delayed Draw Notes were issued net of a $4 million original issue discount and resulted in proceeds received of $20 million, before allocations for accounting purposes.

On March 25, 2022, we further amended the FP Note Purchase Agreement to, among other things, (i) decrease the principal amount of senior secured notes that may be issued under the Francisco Partners Facility to up to $119 million, (ii) amend certain existing covenants, as described below, (iii) add an additional covenant, as described below, (iv) revise the maturity date to April 1, 2026, and (v) change the timing of quarterly interest payments to May 15th, August 15th, November 15th and February 15th of each calendar year, with the first such interest payment required to be made on May 15, 2022. As consideration for the amendment on March 25, 2022, Francisco Partners received an additional 1.9 million shares of Terran Orbital Corporation's common stock in connection with the Tailwind Two Merger. Upon closing of the Tailwind Two Merger, the Company issued $65 million of senior secured notes as the third tranche of the Francisco Partners Facility (the “Conditional Notes”). The Conditional Notes were issued net of a $5 million original issue discount and resulted in proceeds received of $60 million, before allocations for accounting purposes.

As part of the amendment on March 25, 2022, the liquidity maintenance financial covenant of the Francisco Partners Facility was modified to require that as of the last day of each fiscal quarter, we must have an aggregate amount of unrestricted cash and cash equivalents of at least (i) $20 million in the case of the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022, (ii) $10 million in the case of the fiscal quarter ending December 31, 2022 and (iii) $20 million plus 15% of certain aggregate funded indebtedness of the Company in the case of each fiscal quarter thereafter. In addition, a new covenant was added requiring us to at least break even on an EBITDA basis (as defined in the FP Note Purchase Agreement) by December 31, 2023, subject to certain extensions.

Senior Secured Notes due 2026

On March 25, 2022, the senior secured notes issued on March 8, 2021 and due April 1, 2026 (the "Senior Secured Notes due 2026") were impacted as described below.

In connection with the PIPE Investment, two holders of the Senior Secured Notes due 2026 agreed to, in substance, exchange the outstanding amount of principal and interest for common stock of Terran Orbital Corporation with any residual amounts settled in cash, resulting in a loss on extinguishment of debt of $727 thousand. The consideration transferred as part of the extinguishment included common stock with a fair value of $4.6 million and a cash payment of $703 thousand, of which $293 thousand represents financing cash flows related to the repayment of debt and $410 thousand represents operating cash flows related to the payment of interest in the condensed consolidated statements of cash flows.

On March 25, 2022, the note purchase agreement governing the Senior Secured Notes due 2026 was amended to, among other things, (i) set the amount of senior secured notes that will remain outstanding with Lockheed Martin Corporation ("Lockheed Martin") subsequent to the Tailwind Two Merger to $25 million (the "Lockheed Martin Rollover Debt"), (ii) increase and set the amount of senior secured notes that will remain outstanding with Beach Point Capital ("Beach Point") subsequent to the Tailwind Two Merger to $31.3 million (the "Beach Point Rollover Debt"), (iii) set the terms of the Lockheed Martin Rollover Debt and the Beach Point Rollover Debt to have substantially similar terms as the terms in the Francisco Partners Facility, excluding call protection and the Beach Point Rollover Debt bearing interest at 11.25% (9.25% of which is payable in cash and 2.0% of which is payable in kind), and (iv) cause the Beach Point Rollover Debt to be subordinated in right of payment to the Francisco Partners Facility.

In connection with the Tailwind Two Merger, we partially extinguished Lockheed Martin's portion of the Senior Secured Notes due 2026, resulting in a gain on extinguishment of debt of $1.8 million, with the remainder representing the Lockheed Martin Rollover Debt. The consideration transferred as part of the partial extinguishment included a cash payment of $30.8 million, of which $25 million represents financing cash flows related to the repayment of debt and $5.8 million represents operating cash flows related to the payment of interest in the condensed consolidated statements of cash flows.

In connection with the PIPE Investment and the amendment on March 25, 2022, Beach Point agreed to, in substance, exchange a portion of the outstanding amount of principal and interest for common stock of Terran Orbital Corporation with the remainder representing the Beach Point Rollover Debt. As consideration for the amendment on March 25, 2022, Beach Point received an additional 2.4 million shares of Terran Orbital Corporation's common stock as part of the Tailwind Two Merger. Accordingly, Beach Point's portion of the Senior Secured Notes due 2026 was deemed to have been extinguished for the issuance of the Beach Point Rollover Debt and common stock of Terran Orbital Corporation, resulting in a loss on extinguishment of debt of $24.2 million.

PIPE Investment Obligation

An affiliate of a director and shareholder of the Terran Orbital Corporation invested $30 million, before allocations for accounting purposes, as part of the PIPE Investment (the "Insider PIPE Investment"). The subscription agreement for the Insider PIPE Investment included a provision that obligates us to pay the affiliate a quarterly fee of $1.875 million for sixteen quarters beginning with the period ending March 31, 2022 (the "PIPE Investment Obligation"). The first four quarterly payments are to be paid in cash and the remaining payments are to be paid, at our option, in cash or common stock of Terran Orbital Corporation, subject to subordination to and compliance with the Company's debt facilities.

Warrants and Derivatives

As of March 31, 2022, our liability-classified warrants were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of March 31, 2022	Issuance	Maturity	Exercise Price	March 31, 2022
Public Warrants	11,499,960	March 2021	March 2027	$11.50	5,750
Private Placement Warrants	7,800,000	March 2021	March 2027	$11.50	3,900
FP Combination Warrants	8,291,704	March 2022	March 2027	$10.00	25,966
Warrant liabilities	27,591,664				$35,616

Significant changes in our warrants and derivative instruments during the three months ended March 31, 2022 were as follows:

Inducement Warrants

As part of the Tailwind Two Merger, all of the warrants issued by Legacy Terran Orbital in connection with the issuance of the Senior Secured Notes due 2026 (the "Inducement Warrants") were ultimately net settled into approximately 695 thousand shares of Terran Orbital Corporation’s common stock.

Francisco Partners Warrants and Derivatives

As part of the Francisco Partners Facility, we issued warrants to Francisco Partners in November 2021 to purchase 1.5% of the fully diluted shares of Legacy Terran Orbital’s common stock (the "FP Pre-Combination Warrants"). The FP Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to their contractual provisions.

As additional consideration for the Francisco Partners Facility in November 2021, we committed to the issuance of (i) an equity grant package equal to 1.5% of the fully diluted shares of Terran Orbital Corporation’s common stock outstanding as of immediately following the closing of the Tailwind Two Merger, plus an additional one million shares of Terran Orbital Corporation's common stock (the “FP Combination Equity”), and (ii) warrants to purchase 5.0% of the Terran Orbital Corporation's common stock on a fully diluted basis as of immediately following the closing of the Tailwind Two Merger at a strike price of $10.00 per share, redeemable at the option of Francisco Partners for $25 million on the third anniversary of the closing of the Tailwind Two Merger, and expiring on March 25, 2027 (the “FP Combination Warrants”).

The FP Combination Equity and the FP Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 3.3 million shares of Terran Orbital Corporation's common stock were issued related to the FP Combination Equity. In addition, approximately 8.3 million warrants were issued related to the FP Combination Warrants.

Pre-Combination and Combination Warrants and Derivatives

Upon initial funding of the Francisco Partners Facility and in connection with the amendment to the Senior Secured Notes due 2026 note purchase agreement in November 2021, we issued warrants to each of Lockheed Martin and Beach Point to purchase 0.25% of the fully diluted shares of Legacy Terran Orbital’s common stock for on the same valuation and terms and conditions as the FP Pre-Combination Warrants (the “Pre-Combination Warrants”). The Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to their contractual provisions.

In November 2021, we committed to issue to each of Lockheed Martin and Beach Point (i) an equity grant package equal to 0.25% of the fully diluted shares of Terran Orbital Corporation’s common stock outstanding as of immediately following the closing of the Tailwind Two Merger (the “Combination Equity”), and (ii) warrants to purchase 0.83333% of Terran Orbital Corporation's common stock on a fully diluted basis as of immediately following the closing of the Tailwind Two Merger at a strike price of $10.00 per share expiring on March 25, 2027 (the “Combination Warrants”).

The Combination Equity and the Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 774 thousand shares of Terran Orbital Corporation's common stock were issued related to the Combination Equity. In addition, approximately 2.8 million warrants were issued related to the Combination Warrants. Subsequent to the Tailwind Two Merger, the Combination Warrants now represent equity-classified financial instruments.

Public Warrants

As part of the Tailwind Two Merger, we assumed outstanding warrants giving the holders the right to purchase an aggregate of 11.5 million shares of the Terran Orbital Corporation's common stock for $11.50 per share (the "Public Warrants"). The Public Warrants became exercisable on April 24, 2022, 30 days after the completion of the Tailwind Two Merger, and will expire five years from the completion of the Tailwind Two Merger.

We will not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement with respect to the shares underlying the warrants is then effective and a related prospectus is current, unless a valid exemption from registration is available. No Public Warrant will be exercisable for cash or on a cashless basis and we will not be obligated to issue shares upon exercise of a Public Warrant unless the underlying shares have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. On April 22, 2022, we filed the Form S-1 with the SEC for, among other transactions, the registration of the shares of common stock issuable by us upon exercise of the Public Warrants. The Form S-1 has not yet been declared effective by the SEC.

Once the Public Warrants become exercisable, we may redeem the outstanding warrants when the price per share of the Terran Orbital Corporation’s common stock equals or exceeds $18.00 as follows:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Terran Orbital Corporation’s shares of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders.

In addition, once the Public Warrants become exercisable, we may redeem the outstanding warrants when the price per share of Terran Orbital Corporation’s common stock equals or exceeds $10.00 as follows:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of Terran Orbital Corporation’s shares of common stock;
•
if, and only if, the closing price of the Terran Orbital Corporation’s shares of common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption of the warrant holders; and
•
if the closing price of Terran Orbital Corporation’s shares of common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If we call the Public Warrants for redemption, as described above, we will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of common shares at a price below its exercise price. Additionally, in no event will we be required to net cash settle the Public Warrants.

Private Placement Warrants

As part of the Tailwind Two Merger, we assumed outstanding warrants that were previously issued in a private placement and that give the holders thereof the right to purchase an aggregate of 7.8 million shares of Terran Orbital Corporation's common stock for $11.50 per share (the "Private Placement Warrants"). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common shares issuable upon their exercise will not be transferable, assignable or salable until 30 days after the completion of the Tailwind Two Merger. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants. During April 2022, we filed a registration statement for the registration of the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants.

Detachable Warrants

As part of the Tailwind Two Merger, all of the warrants issued by Legacy Terran Orbital in connection with the extinguishment of convertible notes (the "Detachable Warrants") were ultimately net settled into approximately 22.3 million shares of the Terran Orbital Corporation’s common stock.

Dividends

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness, including the Francisco Partners Facility, and may be limited by covenants of any future indebtedness. There are no current restrictions in the covenants of our existing and outstanding indebtedness on our wholly-owned subsidiaries from distributing earnings in the form of dividends, loans or advances and through repayment of loans or advances to Terran Orbital Corporation.

Following the Tailwind Two Merger, the Company’s existing and outstanding indebtedness allows for the declaration and payment of dividends or prepayment of junior debt obligations in cash in an amount not to exceed $5 million.

Cash Flow Analysis

The following table is a summary of our cash flow activity for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Net cash used in operating activities	$(29,300)	$(548)	$(28,752)
Net cash used in investing activities	(4,030)	(2,422)	(1,608)
Net cash provided by financing activities	82,687	44,348	38,339
Effect of exchange rate fluctuations on cash and cash equivalents	(28)	(66)	38
Net increase in cash and cash equivalents	$49,329	$41,312	$8,017

Cash Flows from Operating Activities

The increase in net cash used in operating activities was primarily due to an increase in selling, general and administrative expense largely related to salaries and wages, legal and accounting fees, and facility expenses as a result of the Company’s growth initiatives as well cash interest payments of approximately $6.2 million related to the partial extinguishment of the Senior Secured Notes due 2026. The remainder of the activity in net cash used in operating activities related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The increase in net cash used in investing activities primarily was due to an increase of $745 thousand related to the payment of capital expenditures incurred in previous reporting periods, an increase in the development of company-owned satellites of $327 thousand, and the buildout of other manufacturing facilities and office space.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities primarily consisted of $58 million of proceeds received from the Tailwind Two Merger and the PIPE Investment, $42 million of proceeds received allocated to warrant and derivative instruments, $36 million of proceeds received allocated to the issuance of debt, and $15 million of proceeds received allocated to the issuance of common stock in relation to our financing transactions. These increases were partially offset by $42 million of payments of issuance costs related to our equity and debt transactions coupled with $27 million related to the repayment of long-term debt.

During the three months ended March 31, 2021, net cash provided by financing activities primarily consisted of $47.5 million of proceeds received allocated to the issuance of debt and $2.5 million of proceeds received allocated to warrant and derivative instruments. These increases were partially offset by $5.7 million of payments of issuance costs related to our debt transactions.

Other Material Cash Requirements

In addition to debt service requirements on our long-term debt and any payment obligations on our warrants and derivatives, we have certain short-term and long-term cash requirements under operating leases and certain other contractual obligations and commitments.

Operating Leases

Refer to Note 15 "Leases" to the condensed consolidated financial statements for further information regarding our operating leases.

PIPE Investment

We entered into commercial agreements to purchase $20 million of goods and services over three years from two affiliates of a PIPE investor. These commercial agreements became effective upon the closing of the Tailwind Two Merger.

Off-Balance Sheet Arrangements

As of March 31, 2022, we do not have any material off-balance sheet arrangements other than the Combination Warrants, which are described above. Upon closing of the Tailwind Two Merger, the Combination Warrants became both indexed to and classified as equity under U.S. GAAP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the “Critical Accounting Policies and Estimates” section of “Terran Orbital's Management's Discussion and Analysis of Financial Condition and Results of Operations” under Exhibit 99.3 in the amendment to the current report on Form 8-K filed with the SEC on March 31, 2022. There were no material changes to these policies and estimates during the three months ended March 31, 2022.

ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 “Organization and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further information about recent accounting pronouncements and adoptions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements, other than statements of present or historical fact included in this report, regarding Terran Orbital’s future financial performance, as well as Terran Orbital’s business strategy, future operations, financial position, estimated revenues, and losses, projected costs, earning outlooks, prospects, expectations, plans and objectives of management are forward-looking statements. When used in this report, the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on management’s current expectations, forecasts, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements in this report should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, Terran Orbital’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•
expectations regarding our strategies and future financial performance, including our future business plans or objectives, anticipated cost, timing and level of deployment of satellites, prospective performance and commercial opportunities and competitors, the timing of obtaining regulatory approvals, the ability to finance our operations, research and development activities and capital expenditures, reliance on government contracts and a strategic cooperation agreement with a significant customer, retention and expansion of our customer base, product and service offerings, pricing, marketing plans, operating expenses, market trends, revenues, margins, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;
•
the ability to implement business plans, forecasts, and other expectations, and to identify and realize additional opportunities;
•
anticipated timing, cost and performance of our Earth Observation Solutions’ planned satellite constellation and our ability to successfully finance, deploy and commercialize its business;
•
anticipated timing, cost, financing and development of our satellite manufacturing capabilities, including the Space Florida Facility;
•
prospective performance and commercial opportunities and competitors;
•
our ability to finance our operations, research and development activities and capital expenditures;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
our expansion plans and opportunities;
•
our ability to comply with domestic and foreign regulatory regimes and the timing of obtaining regulatory approvals;
•
our ability to finance and invest in growth initiatives;
•
our ability to deal appropriately with conflicts of interest in the ordinary course of our business;
•
the outcome of any legal proceedings that may be instituted against us and others;
•
the ability to maintain the listing of our common stock and the public warrants on the NYSE and the possibility of limited liquidity and trading of such securities;
•
geopolitical risk and changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•
that we have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our condensed consolidated financial statements;
•
the possibility that the COVID-19 Pandemic, or another major disease, disrupts our business;
•
supply chain disruptions, including delays, increased costs and supplier quality control challenges; the ability to attract and retain qualified labor and professionals and our reliance on a highly skilled workforce, including technicians, engineers and other professionals;
•
we do not expect to become profitable in the near future and may never achieve our profitability expectations, plus we expect to generate negative cash flow from operations and investments for the foreseeable future;
•
our leverage and our ability to service cash debt payments and comply with debt maintenance covenants, including meeting minimum liquidity and operating profit covenants;
•
limited access to equity and debt capital markets and other funding sources that will be needed to fund operations and make investments, including investments in our NextGen Earth Observation constellation and the Space Florida Facility;
•
delays and costs associated with developing our NextGen Earth Observation constellation, Space Florida Facility and other initiatives whether due to changes in demand, lack of funding, design changes or other conditions or circumstances;

•
litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and
•
the other risk factors disclosed in our filings with the SEC from time to time including our Registration Statement on Form S-1 (File No. 333-264447), which was filed with the SEC on April 22, 2022.

These forward-looking statements are based on our current expectations, plans, forecasts, assumptions and beliefs concerning future developments and their potential effects. There can be no assurance that the future developments affecting us will be those that we have anticipated and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. New risk factors and uncertainties may emerge from time to time and it is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from the expectations disclosed in the forward-looking statements we make. All forward-looking statements we make are qualified in their entirety by this cautionary statement. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this report, and we do not assume any obligation to update any forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as the material weaknesses in Legacy Terran Orbital's internal control over financial reporting that were previously reported in the Form S-1 continued to exist as of March 31, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

We have begun implementation of a plan to remediate our identified material weaknesses. These remediation measures are ongoing and include (i) hiring additional accounting and IT personnel to bolster our technical reporting, transactional accounting, internal controls and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing formal controls over segregation of duties; (iii) designing and implementing a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls; (iv) designing and implementing controls to formally assess complex accounting transactions and other technical accounting and financial reporting matters; (v) designing and implementing formal processes, accounting policies, procedures, and controls supporting our financial close process, including completion of business performance reviews, creating standard balance sheet reconciliation templates and journal entry controls; and (vi) designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over data backups, and controls over program development efforts.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to the condensed consolidated financial statements under the heading “Litigation and Other Legal Matters” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2022, the Company had the following unregistered sales of equity securities:

•
On March 25, 2022, we issued and sold an aggregate of 5,080,409 shares of our common stock at $10 per share concurrently with the closing of the Tailwind Two Merger in connection with the PIPE Investment pursuant to subscription agreements entered into on October 28, 2021. The shares of common stock were issued under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. Each of the investors represented that it was an accredited investor for purposes of Rule 501 of Regulation D and that it was not acquiring such shares with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act, and appropriate legends were affixed to the certificates representing such shares (or reflected in restricted book entry with the Registrant's transfer agent). The investors also represented that they had received such information as they deemed necessary in order to make an investment decision with respect to the shares.
•
On March 25, 2022, we issued an aggregate of 8,420,569 shares of our common stock as consideration to certain debt providers concurrently with the closing of the Tailwind Two Merger in partial consideration for such debt providers each agreeing to enter into the transactions in connection with the closing of the Tailwind Two Merger. The shares of common stock were issued under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. Each of the investors represented that it was an accredited investor for purposes of Rule 501 of Regulation D and that it was not acquiring such shares with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act, and appropriate legends were affixed to the certificates representing such shares (or reflected in restricted book entry with the Registrant's transfer agent). The investors also represented that they had received such information as they deemed necessary in order to make an investment decision with respect to the shares.
•
On March 25, 2022, we issued an aggregate of 11,055,606 warrants as consideration to certain debt providers concurrently with the closing of the Tailwind Two Merger in partial consideration for such debt providers each agreeing to enter into the transactions in connection with the closing of the Tailwind Two Merger. The warrants were issued under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. Each of the investors represented that it was an accredited investor for purposes of Rule 501 of Regulation D and that it was not acquiring such warrants with a view to, or for offer or sale in connection with, any distribution therefor in violation of the Securities Act, and appropriate legends were affixed to the certificates representing such warrants (or reflected in restricted book entry with the Registrant's transfer agent). The investors also represented that they had received such information as they deemed necessary in order to make an investment decision with respect to the warrants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed/furnished or incorporated by reference as part of this report.

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.2	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Certificate of Incorporation of Terran Orbital Corporation	8-K	3.1	3/28/2022
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
3.3	Certificate of Amendment to the Certificate of Incorporation of Terran Orbital Corporation	8-K	3.3	3/28/2022
4.1	Certificate of Corporate Domestication of Tailwind Two Acquisition Corp.	8-K	4.1	3/28/2022
4.2	Form of Common Stock Certificate of Terran Orbital Corporation	8-K	4.2	3/28/2022
4.3*

Stock and Warrant Purchase Agreement, dated March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, FP Credit Partners II, L.P., FP Credit Partners Phoenix II, L.P., BPC Lending II LLC and Lockheed Martin Corporation

10.1	Amendment to Sponsor Letter Agreement, dated as of March 25, 2022, between Tailwind Two Sponsor, LLC, Tommy Stadlen, certain other persons, Tailwind Two Acquisition Corp. and Terran Orbital Corporation	8-K	10.2	3/28/2022
10.2	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and BPC Lending II LLC	8-K	10.6	3/28/2022
10.3	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and Lockheed Martin Corporation	8-K	10.7	3/28/2022
10.4	First Amendment to Investor Rights Agreement, dated as of March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto	8-K	10.9	3/28/2022
10.5	Form of Indemnification Agreement	8-K	10.10	3/28/2022
10.6+	Terran Orbital Corporation 2021 Omnibus Incentive Plan	8-K	10.13	3/28/2022
10.7	Amendment No. 1 to Note Purchase Agreement, dated as of March 9, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.1	3/15/2022
10.8	Amendment No. 2 to Note Purchase Agreement, dated as of March 25, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.19	3/28/2022
10.9	Amendment No. 7 to Note Purchase Agreement, dated as of March 25, 2022, by and among Terran Orbital Operating Corporation (f/k/a Terran Orbital Corporation), the guarantors from time to time party thereto, the purchasers from time to time party thereto and Lockheed Martin Corporation, as Authorized Representative	8-K	10.21	3/31/2022
10.10*+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (4 Year Service Condition)
10.11*+

Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (2 Year Service Condition).

10.12*+	Form of Terran Orbital Corporation Restricted Stock Units Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.

10.13*+

Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $11.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.

10.14*+

Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $13.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended

10.15*+	Form of Terran Orbital Corporation Restricted Stock Units Agreement (Retention RSUs) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended
10.16*+	Form of Terran Orbital Corporation Stock Option Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended
10.17*+	Pre-Tailwind Two Merger Form of Employment Agreement for Non-NEO Officers
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAN ORBITAL CORPORATION

Date: May 16, 2022	By:	/s/ Gary A. Hobart
Gary A. Hobart
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)