Form 10-Q
period 2022-06-30
Terran Orbital Corp
filed 2022-08-10
CIK 1835512

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 137,908,167 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$62,299	$27,325
Accounts receivable, net of allowance for credit losses of $657 and $945 as of June 30, 2022 and December 31, 2021, respectively	10,076	3,723
Contract assets, net	7,488	2,757
Inventory	12,337	7,783
Prepaid expenses and other current assets	10,114	57,639
Total current assets	102,314	99,227
Property, plant and equipment, net	42,615	35,530
Other assets	20,409	639
Total assets	$165,338	$135,396
Liabilities, mezzanine equity and shareholders' deficit:
Current portion of long-term debt	$7,515	$14
Accounts payable	17,335	9,366
Contract liabilities	33,351	17,558
Reserve for anticipated losses on contracts	1,374	886
Accrued expenses and other current liabilities	14,495	76,136
Total current liabilities	74,070	103,960
Long-term debt	96,479	115,134
Warrant liabilities	27,439	5,631
Other liabilities	19,884	2,028
Total liabilities	217,872	226,753
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable convertible preferred stock - authorized zero and 20,526,878 shares of $0.0001 par value as of June 30, 2022 and December 31, 2021, respectively; issued and outstanding shares of zero and 10,947,686 as of June 30, 2022 and December 31, 2021, respectively	-	8,000
Shareholders' deficit:
Preferred stock - authorized 50,000,000 and zero shares of $0.0001 par value as of June 30, 2022 and December 31, 2021, respectively; zero issued and outstanding	-	-
Common stock - authorized 300,000,000 and 151,717,882 shares of $0.0001 par value as of June 30, 2022 and December 31, 2021, respectively; issued and outstanding shares of 137,590,808 and 78,601,283 as of June 30, 2022 and December 31, 2021, respectively	14	8
Additional paid-in capital	248,133	97,737
Accumulated deficit	(300,834)	(197,066)
Accumulated other comprehensive income (loss)	153	(36)
Total shareholders' deficit	(52,534)	(99,357)
Total liabilities, mezzanine equity and shareholders' deficit	$165,338	$135,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$21,364	$9,409	$34,484	$19,903
Cost of sales	25,038	5,403	40,991	15,137
Gross (loss) profit	(3,674)	4,006	(6,507)	4,766
Selling, general, and administrative expenses	29,370	12,475	59,587	19,148
Loss from operations	(33,044)	(8,469)	(66,094)	(14,382)
Interest expense, net	6,937	2,637	9,860	3,544
(Gain) loss on extinguishment of debt	-	(2,565)	23,141	68,102
Change in fair value of warrant and derivative liabilities	(8,177)	315	3,676	281
Other expense	468	18	871	33
Loss before income taxes	(32,272)	(8,874)	(103,642)	(86,342)
Provision for (benefit from) income taxes	2	(6)	4	22
Net loss	(32,274)	(8,868)	(103,646)	(86,364)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	142	(24)	189	86
Total comprehensive loss	$(32,132)	$(8,892)	$(103,457)	$(86,278)
Weighted-average shares outstanding - basic and diluted	142,378,037	78,370,829	113,173,237	74,920,214
Net loss per share - basic and diluted	$(0.23)	$(0.11)	$(0.92)	$(1.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

Three Months Ended June 30, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of March 31, 2022	-	$-	137,295,455	$14	$234,384	$(268,560)	$11	$-	$(34,151)
Net loss	-	-	-	-	-	(32,274)	-	-	(32,274)
Other comprehensive income, net of tax	-	-	-	-	-	-	142	-	142
Share-based compensation	-	-	-	-	13,815	-	-	-	13,815
Settlement of vested restricted stock units	-	-	295,353	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	(66)	-	-	-	(66)
Balance as of June 30, 2022	-	$-	137,590,808	$14	$248,133	$(300,834)	$153	$-	$(52,534)

Three Months Ended June 30, 2021
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of March 31, 2021	396,870	$8,000	2,833,656	$-	$97,012	$(135,580)	$(94)	$-	$(38,662)
Retroactive application of reverse recapitalization	10,550,816	-	75,332,941	8	(8)	-	-	-	-
Balance as of March 31, 2021 - Recast	10,947,686	$8,000	78,166,597	$8	$97,004	$(135,580)	$(94)	$-	$(38,662)
Net loss	-	-	-	-	-	(8,868)	-	-	(8,868)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(24)	-	(24)
Share-based compensation	-	-	-	-	186	-	-	-	186
Exercise of stock options	-	-	247,025	-	79	-	-	-	79
Balance as of June 30, 2021	10,947,686	$8,000	78,413,622	$8	$97,269	$(144,448)	$(118)	$-	$(47,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

Six Months Ended June 30, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of December 31, 2021	396,870	$8,000	2,849,414	$-	$97,745	$(197,066)	$(36)	$-	$(99,357)
Retroactive application of reverse recapitalization	10,550,816	-	75,751,869	8	(8)	-	-	-	-
Balance as of December 31, 2021 - Recast	10,947,686	$8,000	78,601,283	$8	$97,737	$(197,066)	$(36)	$-	$(99,357)
Adoption of accounting standard, net of tax	-	-	-	-	-	(122)	-	-	(122)
Net loss	-	-	-	-	-	(103,646)	-	-	(103,646)
Other comprehensive income, net of tax	-	-	-	-	-	-	189	-	189
Conversion of redeemable convertible preferred stock into common stock	(10,947,686)	(8,000)	10,947,686	1	7,999	-	-	-	8,000
Net settlement of liability-classified warrants into common stock	-	-	694,873	-	7,616	-	-	-	7,616
Net settlement of equity-classified warrants into common stock	-	-	22,343,698	2	(2)	-	-	-	-
Issuance of common stock in connection with the Tailwind Two Merger and PIPE Investment, net of issuance costs	-	-	16,114,695	2	6,926	-	-	-	6,928
Issuance of common stock in connection with financing transactions, net of issuance costs	-	-	4,325,000	1	40,733	-	-	-	40,734
Reclassification of liability-classified warrants and derivatives to equity-classified	-	-	-	-	11,007	-	-	-	11,007
Issuance of contingently issuable common stock	-	-	4,095,569	-	44,887				44,887
Share-based compensation	-	-	-	-	31,150	-	-	-	31,150
Settlement of vested restricted stock units	-	-	295,353	-	-	-	-	-	-
Exercise of stock options	-	-	172,651	-	146	-	-	-	146
Other	-	-	-	-	(66)	-	-	-	(66)
Balance as of June 30, 2022	-	$-	137,590,808	$14	$248,133	$(300,834)	$153	$-	$(52,534)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

Six Months Ended June 30, 2021
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of December 31, 2020	396,870	$8,000	2,439,634	$-	$7,454	$(58,084)	$(204)	$23,743	$(27,091)
Retroactive application of reverse recapitalization	10,550,816	-	64,857,839	7	(7)	-	-	-	-
Balance as of December 31, 2020 - Recast	10,947,686	$8,000	67,297,473	$7	$7,447	$(58,084)	$(204)	$23,743	$(27,091)
Net loss	-	-	-	-	-	(86,364)	-	-	(86,364)
Other comprehensive income, net of tax	-	-	-	-	-	-	86	-	86
Issuance of common stock in exchange for non-controlling interest, net of issuance costs	-	-	10,704,772	1	23,310	-	-	(23,743)	(432)
Issuance of warrants, net of issuance costs	-	-	-	-	66,060	-	-	-	66,060
Share-based compensation	-	-	-	-	354	-	-	-	354
Exercise of stock options	-	-	411,377	-	98	-	-	-	98
Balance as of June 30, 2021	10,947,686	$8,000	78,413,622	$8	$97,269	$(144,448)	$(118)	$-	$(47,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(103,646)	$(86,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,701	1,332
Non-cash interest expense	4,934	3,523
Share-based compensation expense	31,150	354
Provision for losses on receivables and inventory	173	444
Loss on extinguishment of debt	23,141	68,102
Change in fair value of warrant and derivative liabilities	3,676	281
Amortization of operating right-of-use assets	693	-
Changes in operating assets and liabilities:
Accounts receivable, net	(6,436)	475
Contract assets	(4,843)	(1,787)
Inventory	(4,696)	(1,593)
Prepaid expenses and other current assets	(987)	33
Accounts payable	9,514	2,943
Contract liabilities	16,188	524
Reserve for anticipated losses on contracts	489	(838)
Accrued expenses and other current liabilities	628	2,630
Accrued interest	(2,330)	-
Other, net	(1,919)	(83)
Net cash used in operating activities	(32,570)	(10,024)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,363)	(6,620)
Net cash used in investing activities	(9,363)	(6,620)
Cash flows from financing activities:
Proceeds from long-term debt	35,942	47,481
Proceeds from warrants and derivatives	42,247	2,519
Proceeds from Tailwind Two Merger and PIPE Investment	58,424	-
Proceeds from issuance of common stock	14,791	-
Repayment of long-term debt	(29,049)	(7)
Payment of issuance costs	(45,303)	(5,667)
Proceeds from exercise of stock options	145	89
Other, net	-	225
Net cash provided by financing activities	77,197	44,640

Effect of exchange rate fluctuations on cash and cash equivalents	(290)	(51)

Net increase in cash and cash equivalents	34,974	27,945
Cash and cash equivalents at beginning of period	27,325	12,336
Cash and cash equivalents at end of period	$62,299	$40,281

Non-cash investing and financing activities:
Purchases of property, plant and equipment not yet paid	$819	$96
Interest capitalized to property, plant and equipment not yet paid	607	438
Depreciation and amortization capitalized to construction-in-process	130	-
Issuance costs not yet paid	3,078	601
Non-cash exchange and extinguishment of long-term debt	40,432	36,859
Issuance of common stock in exchange for non-controlling interest	-	23,743
Conversion of redeemable convertible preferred stock into common stock	8,000	-
Net settlement of liability-classified warrants into common stock	7,616	-
Net settlement of equity-classified warrants into common stock	(2)	-
Non-cash issuance of common stock in connection with PIPE Investment	10,060	-
Non-cash issuance of common stock in connection with financing transactions	26,304	-
Reclassification of liability-classified warrants and derivatives to equity-classified	11,007	-
Issuance of contingently issuable common stock	44,887	-
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

In connection with the Tailwind Two Merger, approximately $29 million of cash and marketable securities held in trust, net of redemptions by Tailwind Two's public shareholders, became available for use by the Company as well as proceeds received from the contemporaneous sale of common stock in connection with the closing of a PIPE investment with a contractual amount of $51 million (the “PIPE Investment”). In addition, the Company received additional proceeds from the issuance of debt contemporaneously with the Tailwind Two Merger. The cash raised was used for general corporate purposes, the partial paydown of debt, the payment of transaction costs and the payment of other costs directly or indirectly attributable to the Tailwind Two Merger.

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

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, they include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with Legacy Terran Orbital’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in the Registration Statement on Form S-1 (File No. 333-264447), as amended, which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 23, 2022 (the “Form S-1”).

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

The COVID-19 Pandemic has contributed to a worldwide shortage of electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability to receive electronic components used in the Company’s operations has negatively affected its timing and ability to deliver products and services to customers as well as increased its costs in recent periods. The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and six months ended June 30, 2022. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and condensed consolidated financial statements in future reporting periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the time of purchase.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates presented:

(in thousands)	June 30, 2022	December 31, 2021
Deferred debt commitment costs	$-	$46,632
Deferred equity issuance costs	-	6,085
Deferred cost of sales	1,561	2,950
Other current assets	8,553	1,972
Prepaid expenses and other current assets	$10,114	$57,639

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(in thousands)	June 30, 2022	December 31, 2021
Current warrant and derivative liabilities(1)	$-	$68,518
Payroll-related accruals	5,071	5,771
Current operating lease liabilities	1,012	-
Accrued interest	2,056	-
Other current liabilities	6,356	1,847
Accrued expenses and other current liabilities	$14,495	$76,136

(1) Refer to Note 6 “Warrants and Derivatives” for further discussion.

Research and Development

Research and development includes materials, labor, and overhead allocations attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Research and development expense was $4.3 million and $433 thousand during the three months ended June 30, 2022 and 2021, respectively, and $6.2 million and $773 thousand during the six months ended June 30, 2022 and 2021, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The majority of the Company’s cash and cash equivalents are held at major financial institutions. Certain account balances exceed the Federal Deposit Insurance Corporation insurance limits of $250,000 per account. As a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. The Company regularly monitors the financial stability of these financial institutions and believes that there is no exposure to any significant credit risk in cash and cash equivalents.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Concentrations of credit risk with respect to accounts receivable are limited because the Company performs credit evaluations, sets credit limits, and monitors the payment patterns of its customers.

The table below presents individual customers who accounted for more than 10% of the Company’s revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	70%	43%	73%	40%
Customer B	0%	6%	0%	11%
Customer C	3%	13%	2%	9%
Total	73%	62%	75%	60%

The table below presents individual customers who accounted for more than 10% of the Company’s accounts receivable, net of allowance for credit losses, as of the dates presented:

	June 30, 2022	December 31, 2021
Customer A	76%	14%
Customer B	1%	32%
Customer C	3%	13%
Customer D	4%	19%
Customer E	0%	10%
Customer F	13%	5%
Total	97%	93%

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

EAC represents the total estimated cost-at-completion and is comprised of direct material, direct labor and manufacturing overhead applicable to a performance obligation. There is a company-wide standard and periodic EAC process in which the Company reviews the progress and execution of outstanding performance obligations. As part of this process, the Company reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include the Company’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. The Company must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Disaggregation of Revenue

Below is a summary of the Company’s accounting by type of revenue:

•
Mission Support: Mission support services primarily relate to the integrated design, manufacture, and final assembly of satellites for government and commercial entities. Revenue associated with mission support services is recognized over time using the cost-to-cost input method. Mission support services are generally either firm-fixed price or cost-plus fee arrangements.
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
•
Operations: Operations relates to the monitoring or operation of satellites in orbit on behalf of a customer. Revenue associated with operations is recognized monthly at a fixed contractual rate. Accordingly, the revenue is recognized in proportion to the amount the Company has the right to invoice for services performed.
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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables presents the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Mission support	$19,621	$8,453	$32,391	$17,200
Launch support	560	324	596	1,016
Operations	541	470	733	1,114
Studies, design and other	642	162	764	573
Revenue	$21,364	$9,409	$34,484	$19,903

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
U.S. Government contracts
Fixed price	$12,176	$4,654	$20,668	$10,132
Cost-plus fee	2,816	750	5,088	1,426
	14,992	5,404	25,756	11,558

Foreign government contracts
Fixed price	1,055	454	1,611	997

Commercial contracts
Fixed price, U.S.	4,427	1,576	6,077	3,768
Fixed price, International	890	1,948	1,040	3,525
Cost-plus fee	-	27	-	55
	5,317	3,551	7,117	7,348

Revenue	$21,364	$9,409	$34,484	$19,903

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

As of June 30, 2022, the Company had approximately $224.1 million of remaining performance obligations. The Company estimates that approximately 90% of the remaining performance obligations as of June 30, 2022 will be completed and recognized as revenue by December 31, 2023, with the rest thereafter.

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

Contract assets

Contract assets relate to instances in which revenue recognized exceeds amounts billed to customers and are reclassified to accounts receivable when the Company has an unconditional right to the consideration and bills the customer. Contract assets are classified as current and non-current based on the estimated timing in which the Company will bill the customer and are not considered to include a significant financing component as the payment terms are intended to protect the customer in the event the Company does not perform on its obligations under the contract.

The Company records an allowance for credit losses against its contract assets for amounts not expected to be recovered. The allowance is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.

The following is a summary of contract assets, net, recognized in the condensed consolidated balance sheets as of the dates presented:

(in thousands)	June 30, 2022	January 1, 2022(1)
Contract assets, gross	$7,588	$2,757
Allowance for credit losses	(100)	(82)
Contract assets, net	$7,488	$2,675

(1) Balances reflected are subsequent to the adoption of CECL on January 1, 2022.

As of June 30, 2022 and December 31, 2021, all contract assets were classified as current assets.

There were no material impairments of contract assets during the three or six months ended June 30, 2022 or 2021.

Contract liabilities

Contract liabilities relate to advance payments and billings in excess of revenue recognized and are recognized into revenue as the Company satisfies the underlying performance obligations. Contract liabilities are classified as current and non-current based on the estimating timing in which the Company will satisfy the underlying performance obligations and are not considered to include a significant financing component as they are generally utilized to procure materials needed to satisfy a performance obligation or are used to ensure the customer meets contractual requirements.

As of June 30, 2022 and December 31, 2021, substantially all contract liabilities were classified as current liabilities.

During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $15.4 million and $12.3 million, respectively, that was previously included in the beginning balance of contract liabilities.

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

Receivables from products and services for which the U.S. Government is the ultimate customer included in accounts receivable was $9.6 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Beginning balance	$(945)	$(635)
Adoption of CECL	(39)	-
Provision for credit losses	(2)	(99)
Write-offs	329	2
Ending balance	$(657)	$(732)

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

The Company recorded an increase in cost of sales related to the reserve for anticipated losses on contracts of $409 thousand and $489 thousand during the three and six months ended June 30, 2022, respectively. The Company recorded a decrease in cost of sales related to the reserve for anticipated losses on contracts of $786 thousand and $838 thousand during the three and six months ended June 30, 2021, respectively.

Note 3 Inventory

Inventory consists of parts and sub-assemblies that are ultimately consumed in the manufacturing and final assembly of satellites. When an item in inventory has been identified and incorporated into a specific satellite, the cost of the sub-assembly is charged to cost of goods sold in the condensed consolidated statements of operations and comprehensive loss. Inventory is measured at the lower of cost or net realizable value. The cost of inventory includes direct material, direct labor, and manufacturing overhead and is determined on a first-in-first-out basis. Inventory is presented net of an allowance for losses associated with excess and obsolete items, which is estimated based on the Company’s current knowledge with respect to inventory levels, planned production, and customer demand.

The components of inventory as of the dates presented were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$8,557	$4,782
Work-in-process	3,780	3,001
Total inventory	$12,337	$7,783

Note 4 Property, Plant and Equipment, net

Property, plant and equipment, net is stated at historical cost less accumulated depreciation. Cost for company-owned satellite assets includes amounts related to design, construction, launch, and commission. Cost for ground stations includes amounts related to construction and testing. Interest is capitalized on certain qualifying assets that take a substantial period of time to develop for their

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

intended use. Depreciation expense is calculated using the sum-of-the-years’ digits or straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	5-7 years
Satellites	3-5 years
Ground station equipment	5-7 years
Office equipment and furniture	5-7 years
Computer equipment and software	3-5 years
Leasehold improvements	Shorter of the estimated useful life or remaining lease term

The determination of the estimated useful life of company-owned satellites involves an analysis that considers design life, random part failure probabilities, expected component degradation and cycle life, predicted fuel consumption and experience with satellite parts, vendors and similar assets.

Depreciation expense was $854 thousand and $661 thousand during the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and 1.3 million during the six months ended June 30, 2022 and 2021, respectively. Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation and net carrying amount of property, plant and equipment, net as of the dates presented were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Machinery and equipment	$7,824	$7,607
Satellites	2,209	2,209
Ground station equipment	1,944	1,944
Office equipment and furniture	2,372	2,239
Computer equipment and software	137	142
Leasehold improvements	9,020	8,533
Construction-in-process	31,742	23,647
Property, plant and equipment, gross	55,248	46,321
Accumulated depreciation	(12,633)	(10,791)
Property, plant and equipment, net	$42,615	$35,530

Construction-in-process includes company-owned satellites, ground station equipment, and machinery not yet placed into service. During the three months ended June 30, 2022 and 2021, the Company capitalized interest to construction-in-process of $586 thousand and $318 thousand during the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $438 thousand during the six months ended June 30, 2022 and 2021, respectively.

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

There were no impairments of property, plant and equipment during the three and six months ended June 30, 2022 and 2021.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5 Debt

Long-term debt as of the presented dates was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2022	December 31, 2021
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$30,289
Senior Secured Notes due 2026(1)	March 2021	April 2026	9.25% and 11.25%	Quarterly	56,423	94,686
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	26,250	-
Finance leases	N/A	N/A	N/A	N/A	45	53
Unamortized deferred issuance costs					(2,055)	(761)
Unamortized discount on debt					(96,692)	(9,119)
Total debt					103,994	115,148
Current portion of long-term debt					7,515	14
Long-term debt					$96,479	$115,134

(1) - Includes the Lockheed Martin Rollover Debt and Beach Point Rollover Debt, each as defined below.

N/A - Not meaningful or applicable

Significant changes in the Company’s long-term debt during the six months ended June 30, 2022 were as follows:

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

As part of the amendment on March 25, 2022, the liquidity maintenance financial covenant of the Francisco Partners Facility was modified to require that as of the last day of each fiscal quarter, the Company must have an aggregate amount of unrestricted cash and cash equivalents of at least (i) $20 million in the case of the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30,

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

2022, (ii) $10 million in the case of the fiscal quarter ending December 31, 2022, and (iii) $20 million plus 15% of certain aggregate funded indebtedness of the Company in the case of each fiscal quarter thereafter. In addition, a new covenant was added requiring the Company to at least break even on an EBITDA basis (as defined in the FP Note Purchase Agreement) by December 31, 2023, subject to certain extensions.

As of June 30, 2022 and December 31, 2021, approximately $1.0 million and $289 thousand of contractual paid-in-kind interest was included in the outstanding principal balance of the Francisco Partners Facility, respectively.

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

On March 25, 2022, the Senior Secured Notes due 2026 were impacted as follows:

Exchange of Debt for Equity

In connection with the PIPE Investment, two holders of the Senior Secured Notes due 2026 agreed to, in substance, exchange the outstanding amount of principal and interest for common stock of Terran Orbital Corporation with any residual amounts settled in cash, resulting in a loss on extinguishment of debt of $727 thousand related to $4.6 million of the carrying amount of Senior Secured Notes due 2026 on March 25, 2022. The consideration transferred as part of the extinguishment included common stock with a fair value of $4.6 million and a cash payment of $703 thousand, of which $293 thousand represents the repayment of debt and $410 thousand represents the payment of interest in the condensed consolidated statements of cash flows.

Rollover Debt

On March 25, 2022, the note purchase agreement governing the Senior Secured Notes due 2026 was amended to, among other things, (i) set the amount of senior secured notes that will remain outstanding with Lockheed Martin subsequent to the Tailwind Two Merger to $25 million (the “Lockheed Martin Rollover Debt”), (ii) increase and set the amount of senior secured notes that will remain outstanding with Beach Point Capital ("Beach Point") subsequent to the Tailwind Two Merger to $31.3 million (the “Beach Point Rollover Debt”), (iii) set the terms of the Lockheed Martin Rollover Debt and the Beach Point Rollover Debt to have substantially similar terms as the terms of the Francisco Partners Facility, excluding call protection and the Beach Point Rollover Debt bearing interest at 11.25% (9.25% of which is payable in cash and 2.0% of which is payable in kind), and (iv) cause the Beach Point Rollover Debt to be subordinated in right of payment to the Francisco Partners Facility.

In connection with the Tailwind Two Merger, the Company partially extinguished Lockheed Martin's portion of the Senior Secured Notes due 2026, resulting in a gain on extinguishment of debt of $1.8 million related to $32.6 million of the carrying amount, inclusive of an unamortized premium, of Senior Secured Notes due 2026 on March 25, 2022. The consideration transferred as part of the partial extinguishment included a cash payment of $30.8 million, of which $25 million represents the repayment of debt and $5.8 million represents the payment of interest in the condensed consolidated statements of cash flows. In addition, the Lockheed Martin Rollover Debt represents a modification of Lockheed Martin's portion of the Senior Secured Notes due 2026. The Company expensed $323 thousand of third-party expenses related to the modification.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

As of June 30, 2022, the amount of contractual paid-in-kind interest that was included in the outstanding principal balance of the Beach Point Rollover Debt was not material.

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

The Insider PIPE Investment resulted in proceeds received of $30 million, of which $13 million was allocated to proceeds from debt and $17 million was allocated to proceeds from the PIPE Investment in the condensed consolidated statements of cash flows based on relative fair value. The Company incurred $259 thousand of issuance costs related to the Insider PIPE Investment, of which $112 thousand was allocated to debt and $147 was allocated to equity.

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

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants recorded in warrant liabilities on the condensed consolidated balance sheets as of the presented dates were as follows:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of June 30, 2022	Issuance	Maturity	Exercise Price	June 30, 2022	December 31, 2021
Inducement Warrants	-	March 2021	March 2041	$0.01	$-	$5,631
Public Warrants	11,499,960	March 2021	March 2027	$11.50	5,635	-
Private Placement Warrants	7,800,000	March 2021	March 2027	$11.50	3,822	-
FP Combination Warrants	8,291,704	March 2022	March 2027	$10.00	17,982	-
Warrant liabilities	27,591,664				$27,439	$5,631

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair values of liability-classified warrants and derivatives recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of the presented dates were as follows:

(in thousands)	June 30, 2022	December 31, 2021
FP Pre-Combination Warrants	$-	$2,546
Pre-Combination Warrants	-	849
FP Combination Warrants	-	27,682
Combination Warrants	-	7,602
FP Combination Equity	-	24,110
Combination Equity	-	5,729
Current warrant and derivative liabilities	$-	$68,518

The changes in fair value of liability-classified warrants and derivatives during the six months ended June 30, 2022 were as follows:

(in thousands)	Current Warrant and Derivative Liabilities	Warrant Liabilities	Total
Beginning balance	$68,518	$5,631	$74,149
Initial recognition from Tailwind Two Merger	-	13,124	13,124
Change in fair value of warrant and derivative liabilities	13,342	(9,666)	3,676
Reclassification of current warrant and derivative liabilities to warrant liabilities	(25,966)	25,966	-
Reclassification of liability-classified warrants and derivatives to equity-classified	(11,007)	-	(11,007)
Net settlement of liability-classified warrants into common stock	-	(7,616)	(7,616)
Issuance of contingently issuable shares	(44,887)	-	(44,887)
Ending balance	$-	$27,439	$27,439

Inducement Warrants

During the six months ended June 30, 2021, warrants issued by Legacy Terran Orbital in connection with the issuance of the Senior Secured Notes due 2026 (the “Inducement Warrants”) were recognized at a fair value of $4.4 million in the condensed consolidated balance sheets, of which $2.5 million were recognized as discount on debt from the issuance of the Senior Secured Notes due 2026 and $1.9 million were recognized as a component of loss on extinguishment of debt in connection with the extinguishment of convertible notes. The change in fair value of the Inducement Warrants was not material during the three and six months ended June 30, 2021.

As part of the Tailwind Two Merger, all of the Inducement Warrants were ultimately net settled into approximately 695 thousand shares of Terran Orbital Corporation’s common stock. As a result of the net settlement of the Inducement Warrants, the Company reclassified the fair value of the Inducement Warrants as of the date of the Tailwind Two Merger of $7.6 million to additional paid-in capital.

The Company recorded a loss on change in fair value of the Inducement Warrants of $2.0 million during the six months ended June 30, 2022.

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

The Company recorded a gain on change in fair value of the FP Pre-Combination Warrants of $2.5 million during the six months ended June 30, 2022.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The FP Combination Equity and the FP Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 3.3 million shares of the Company's common stock were issued related to the FP Combination Equity, which resulted in the reclassification of the fair value of the FP Combination Equity as of the Tailwind Two Merger date of $36.4 million to additional paid-in capital. The Company recorded a loss on change in fair value of the FP Combination Equity of $12.3 million during the six months ended June 30, 2022. In addition, approximately 8.3 million warrants were issued related to the FP Combination Warrants, resulting in the reclassification of the FP Combination Warrants to warrant liabilities on the condensed consolidated balance sheets. The Company recorded a gain on change in fair value of the FP Combination Warrants of $8.0 million and $9.7 million during the three and six months ended June 30, 2022, respectively.

Pre-Combination and Combination Warrants and Derivatives

Upon initial funding of the Francisco Partners Facility and in connection with the amendment to the Senior Secured Notes due 2026 note purchase agreement in November 2021, the Company issued warrants to each of Lockheed Martin and Beach Point to purchase 0.25% of the fully diluted shares of Legacy Terran Orbital’s common stock on the same valuation and terms and conditions as the FP Pre-Combination Warrants (the “Pre-Combination Warrants”). The Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to their contractual provisions. The Company recorded a gain on change in fair value of the Pre-Combination Warrants of $849 thousand during the six months ended June 30, 2022.

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

The Combination Equity and the Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 774 thousand shares of the Company's common stock were issued related to the Combination Equity resulting in the reclassification of the fair value of the Combination Equity as of the Tailwind Two Merger of $8.5 million to additional paid-in capital. The Company recorded a loss on change in fair value of the Combination Equity of $2.8 million during the six months ended June 30, 2022. In addition, approximately 2.8 million warrants were issued related to the Combination Warrants, resulting in the reclassification of the fair value of the Combination Warrants as of the Tailwind Two Merger of $11 million to additional paid-in capital as the Combination Warrants now represent equity-classified financial instruments. The Company recorded a loss on change in fair value of the Combination Warrants of $3.4 million during the six months ended June 30, 2022.

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

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement with respect to the shares underlying the warrants is then effective and a related prospectus is current, unless a valid exemption from registration is available. On April 22, 2022, the Company filed the Form S-1 with the SEC for, among other transactions, the registration of the shares of common stock issuable by the Company upon exercise of the Public Warrants. The Form S-1 was declared effective by the SEC on June 23, 2022. The Company will use its

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

commercially reasonable efforts to maintain the effectiveness of the Form S-1, and a current prospectus relating thereto, until the expiration or redemption of the Public Warrants in accordance with the provisions of the warrant agreement. If the effectiveness of the Form S-1 or another registration statement covering the issuance of the shares of common stock issuable upon exercise of the Public Warrants is not maintained, holders may exercise such Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption. No Public Warrant will be exercisable for cash or on a cashless basis and the Company will not be obligated to issue shares upon exercise of a Public Warrant unless the underlying shares have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company may redeem the outstanding Public Warrants when the price per share of the Company’s common stock equals or exceeds $18.00 as follows:

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

In addition, the Company may redeem the outstanding Public Warrants when the price per share of the Company’s common stock equals or exceeds $10.00 as follows:

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

The Company recorded a gain on change in fair value of the Public Warrants of $115 thousand and $2.2 million during the three and six months ended June 30, 2022, respectively.

Private Placement Warrants

As part of the Tailwind Two Merger, the Company assumed outstanding warrants that were previously issued in a private placement and that give the holders thereof the right to purchase an aggregate of 7.8 million shares of the Company's common stock for $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common shares issuable upon their exercise were not transferable, assignable or salable until 30 days after

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

the completion of the Tailwind Two Merger. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. During April 2022, the Company filed a registration statement for the registration of the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants, which was declared effective by the SEC on June 23, 2022.

The Company recorded a gain on change in fair value of the Private Placement Warrants of $78 thousand and $1.5 million during the three and six months ended June 30, 2022, respectively.

Equity-classified Warrants

Detachable Warrants

In March 2021, Legacy Terran Orbital issued warrants in connection with the extinguishment of convertible notes (the “Detachable Warrants”), which were recognized at a fair value of $68.4 million in additional paid-in capital in the condensed consolidated balance sheets and as a component of loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss. The issuance costs related to the Detachable Warrants totaled $2.3 million and were recognized in additional capital in the consolidated balance sheets and as financing cash flows in the consolidated statements of cash flows.

As part of the Tailwind Two Merger, all of the Detachable Warrants were ultimately net settled into approximately 22.3 million shares of the Terran Orbital Corporation’s common stock.

Note 7 Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value is based on assumptions that market participants would use when pricing the asset or liability. A fair value measurement is assigned a level within the fair value hierarchy depending on the source of the inputs utilized in estimating the fair value measurement as follows:

•
Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

•
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The carrying amounts of cash and cash equivalents, accounts receivable, contract assets, contract liabilities, and accounts payable approximate their fair values due to the short-term maturities of these financial instruments.

Warrant and Derivative Liabilities

As a result of the Tailwind Two Merger, the fair value measurements related to warrants and derivatives during the six months ended June 30, 2022 were primarily based on the quoted market price of Terran Orbital Corporation's common stock and Public Warrants.

The final fair values of the Inducement Warrants, Combination Equity, and FP Combination Equity were based on the number of shares of Terran Orbital Corporation common stock issued as part of the Tailwind Two Merger and the price per share of Terran Orbital Corporation's common stock as of the Tailwind Two Merger and represent Level 1 fair value measurements.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair values of the Combination Warrants and FP Combination Warrants were derived using the Black-Scholes option pricing model and a lattice model, respectively, with the following significant inputs and assumptions as of the valuation date: (i) the price per share of Terran Orbital Corporation's common stock, (ii) the exercise price, (iii) the risk-free interest rate, (iv) the dividend yield, (v) the contractual term, and (vi) the estimated volatility. In addition, as a result of the FP Combination Warrants’ put feature, the valuation also considers counterparty credit spread based on an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$93,064	$154,369	$115,095	$124,221
PIPE Investment Obligation	10,885	19,889	-	-

As of June 30, 2022, the fair value of the Company's long-term debt related to the Francisco Partners Facility, Lockheed Martin Rollover Debt, and Beach Point Rollover Debt was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow valuation method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields ranging plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

Note 8 Mezzanine Equity and Shareholders’ Deficit

Significant changes in the Company’s mezzanine equity and shareholders’ deficit during the periods presented were as follows:

Common Stock

Subsequent to the Tailwind Two Merger, the Company is authorized to issue up to 300 million shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the shareholder to one vote.

The Company issued 11 million shares of common stock in exchange for the net assets of Tailwind Two, which were recognized at historical cost, in connection with the Tailwind Two Merger and issued 5.1 million shares of common stock in connection with the PIPE Investment. The Tailwind Two Merger and PIPE Investment resulted in allocated cash proceeds of $58.4 million with aggregate allocated third-party issuance costs of $48.4 million and the assumption of the Public Warrants and Private Placement Warrants with an aggregate fair value of $13.1 million.

PredaSAR Merger

In March 2021, the Company entered into an agreement with non-controlling interest holders of convertible preferred stock in PredaSAR (the “Series Seed Preferred Stock”) to exchange all of the shares of the Series Seed Preferred Stock for shares of the Legacy Terran Orbital’s common stock (the “PredaSAR Merger”). The PredaSAR Merger resulted in the issuance of 10.7 million shares of common stock.

The PredaSAR Merger resulted in PredaSAR becoming a wholly-owned subsidiary of Legacy Terran Orbital. Accordingly, non-controlling interest was reclassified to additional paid-in capital in the condensed consolidated balance sheets. The issuance costs related to the PredaSAR Merger totaled $432 thousand and were recognized in additional paid-in capital in the condensed consolidated balance sheets and as financing cash flows in the condensed consolidated statements of cash flows.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Subsequent Event: Committed Equity Facility

On July 5, 2022, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (”B. Riley”). Pursuant to the Committed Equity Facility, the Company has the right, but not the obligation, subject to certain conditions, to sell to B. Riley over a 24-month period up to the lesser of (i) $100 million of newly issued shares of the Company’s common stock and (ii) 27,500,000 shares of the Company’s common stock, which represents approximately 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Committed Equity Facility, unless the Company obtains shareholder approval to issue excess shares. In addition, the Company may not issue or sell any shares of common stock to B. Riley under the Committed Equity Facility that would result in B. Riley and its affiliates beneficially owning more than 4.99% of the Company’s outstanding shares of common stock. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on July 8, 2022, registering the resale by B. Riley of up to 27,714,791 shares of common stock to be issued by the Company to B. Riley pursuant to the Committed Equity Facility. Such resale registration statement was declared effective by the SEC on July 15, 2022.

The price per share of common stock sold by the Company to B. Riley will be determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley. The Company intends to use the net proceeds from the Committed Equity Facility for investment in growth and general corporate purposes.

During the three and six months ended June 30, 2022, the Company recorded $393 thousand of other expense in the condensed consolidated statements of operations and comprehensive loss related to expenses incurred associated with the Committed Equity Facility. The Company issued 214,791 shares of common stock to B. Riley on July 5, 2022 as consideration for B. Riley’s commitment to purchase shares of common stock under the Committed Equity Facility, resulting in $952 thousand of other expense in the condensed consolidated statements of operations and comprehensive loss.

Preferred Stock

Subsequent to the Tailwind Two Merger, the Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2022.

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

Share-based compensation expense totaled $13.8 million and $186 thousand during the three months ended June 30, 2022 and 2021, respectively, and $31.2 million and $354 thousand during the six months ended June 30, 2022 and 2021, respectively. All of the Company's outstanding restricted stock units (“RSUs”) included a performance condition that requires a liquidity event to occur in order to vest. Accordingly, the Company previously did not recognize share-based compensation expense associated with the RSUs as their performance condition was not probable of being met until such an event occurred. Upon closing of the Tailwind Two Merger, the Company recorded a cumulative catch-up of approximately $17.2 million in order to begin recognition of share-based compensation expense associated with these RSUs as the performance condition was met, of which $2.1 million was recorded to cost of sales and $15.1 million was recorded to selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss based on the classification of each employee's compensation expense.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

2021 Plan

The 2021 Plan authorizes the issuance of no more than 13,729,546 shares of Terran Orbital Corporation's common stock pursuant to awards under the 2021 Plan. The number of authorized shares issuable under the 2021 Plan is subject to an annual increase on the first day of each calendar year during the term of the 2021 Plan, equal to the lesser of (i) 3% of the aggregate number of shares of Terran Orbital Corporation’s common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Terran Orbital Corporation’s common stock as determined by the Company’s board of directors. Further, under the 2021 Plan, the number of authorized shares issuable under the 2021 Plan may be adjusted in case of changes to capitalization or other corporate events. As of June 30, 2022, there were approximately 22 million shares of Terran Orbital’s common stock underlying outstanding awards, which were cancelled under the 2014 Plan and substituted for awards under the 2021 Plan. The shares underlying such substituted awards are incremental to, and do not count against, the authorized share pool of the 2021 Plan.

During July 2022, the Company granted approximately 2.2 million RSUs under the 2021 Plan. The majority of these RSUs will vest over a four year period.

2014 Plan

During January 2022, the 2014 Plan was amended to authorize the issuance of no more than 941,355 shares of Legacy Terran Orbital’s common stock, which represents 25,967,343 shares of Terran Orbital Corporation’s common stock on a converted basis.

During the six months ended June 30, 2022 and prior to the Tailwind Two Merger, the Company granted approximately 6.4 million RSUs under the 2014 Plan with a weighted-average grant date fair value of $8.12.

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

PredaSAR Plan

In connection with the PredaSAR Merger, the PredaSAR Corporation 2020 Equity Incentive Plan (the “PredaSAR Plan”) was terminated. The stock options granted under the PredaSAR Plan were modified by cancellation and replacement with RSUs granted under the 2014 Plan. The incremental share-based compensation to be recognized over the service period of the RSUs as a result of the modification totaled approximately $445 thousand and was based on the incremental fair value of the RSUs granted compared to the fair value of the stock options immediately prior to cancellation. The Company did not recognize any incremental share-based

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

compensation expense associated with the RSUs during the three or six months ended June 30, 2021 as the performance condition was not probable of being met until a liquidity event occurs. However, the Company continued to recognize share-based compensation expense related to the original grant date fair value of the cancelled stock options as the stock options were probable of vesting pursuant to their original terms.

Note 10 Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share gives effect to all securities having a dilutive effect on net loss, weighted-average shares of common stock outstanding, or both. The effect from potential dilutive securities includes (i) incremental shares of common stock calculated using the if-converted method for the PIPE Investment Obligation and the Series A Preferred Stock, and (ii) incremental shares of common stock calculated using the treasury stock method for warrants and share-based compensation awards. None of the potential dilutive securities meet the definition of a participating security.

For purposes of the diluted net loss per share computation, all potentially dilutive securities were excluded because their effect would be anti-dilutive or because of unsatisfied contingent issuance conditions. As a result, diluted net loss per share was equal to basic net loss per share for each period presented.

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of June 30,
(in shares of common stock)	2022	2021
Series A Preferred Stock	—	10,947,686
Stock options	1,915,529	2,464,809
Restricted stock units	15,013,114	14,130,617
Detachable Warrants	—	26,029,630
Inducement Warrants	—	479,208
FP Combination Warrants	8,291,704	—
Combination Warrants	2,763,902	—
Public Warrants	11,499,960	—
Private Placement Warrants	7,800,000
PIPE Investment Obligation	4,912,664	—

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share and share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(32,274)	$(8,868)	$(103,646)	$(86,364)
Denominator:
Weighted-average shares outstanding - basic and diluted	142,378,037	78,370,829	113,173,237	74,920,214
Net loss per share - basic and diluted	$(0.23)	$(0.11)	$(0.92)	$(1.15)

Note 11 Income Taxes

Provision for income taxes for the three months ended June 30, 2022 was $2 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Benefit from income taxes for the three months ended June 30, 2021 was $6 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The nominal benefit from income taxes was related to an income tax refund received during the period.

Provision for income taxes for the six months ended June 30, 2022 was $4 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized.

Provision for income taxes for the six months ended June 30, 2021 was $22 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was related to the Company’s foreign subsidiary as well as a nominal income tax refund received during the period.

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

Customer Contractual Dispute

In January 2019, the Company entered into a contract (and other related agreements) with a customer to provide mission support and launch support services. During 2021, a contractual dispute arose between the Company and the customer. In April 2022, the Company entered into a confidential settlement agreement with the customer and agreed to pay the customer $833 thousand. The settlement amount is to be satisfied on an installment payment basis and is anticipated to be fully paid by September 30, 2022. As of June 30, 2022 and December 31, 2021, the Company had accrued $433 thousand and $800 thousand for the settlement, respectively.

Commercial Agreements

The Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of a PIPE investor. These commercial agreements became effective upon the closing of the Tailwind Two Merger. As of June 30, 2022, approximately $19.6 million of purchase obligations remained outstanding under the commercial agreements.

During the three and six months ended June 30 2022, the Company entered into a purchase commitment of $22.4 million associated with the procurement of components related to a customer program. As of June 30, 2022, the entire amount of the commitment was outstanding.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The Company recognized revenue from Lockheed Martin of $14.9 million and $4.1 million during the three months ended June 30, 2022 and 2021, respectively, and $25 million and $7.9 million during the six months ended June 30, 2022 and 2021, respectively. In addition, the Company had accounts receivable due from Lockheed Martin of $7.7 million and $530 thousand as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, programs associated with Lockheed Martin represented approximately 80% and 56% of the Company's remaining performance obligations, respectively.

GeoOptics, Inc.

The Company owns a non-controlling equity interest in GeoOptics, Inc. (“GeoOptics”), a privately held company engaged in the acquisition and sale of Earth observation data and a purchaser of products and services from the Company. Additionally, one of the Company’s executive officers serves as a member of the GeoOptics board of directors. As of June 30, 2022 and December 31, 2021, the Company’s $1.7 million investment in GeoOptics represented less than a 3% ownership interest and was fully impaired.

The Company recognized revenue from GeoOptics of $944 thousand and $446 thousand during the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $766 thousand during the six months ended June 30, 2022 and 2021, respectively. In addition, the Company had accounts receivable due from GeoOptics of $302 thousand and $470 thousand as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, programs associated with GeoOptics represented approximately 3% and 9% of the Company's remaining performance obligations, respectively.

Transactions with Chairman and CEO

The Company leases office space in a building beneficially owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $59 thousand and $57 thousand during the three months ended June 30, 2022 and 2021, respectively, and $116 thousand and $57 thousand during the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2021, the Company's Chairman and CEO was paid $125 thousand for consulting services. There were no fees paid to the Company's Chairman and CEO for consulting services during the six months ended June 30, 2022.
Note 14 Segment Information

The Company’s Chairman and CEO is its chief operating decision maker (the “CODM”). The Company reports segment information based on how the CODM evaluates performance and makes decisions about how to allocate resources. Accordingly, the Company has two operating and reportable segments: Satellite Solutions and Earth Observation Solutions.

The reportable segments are defined as follows:

•
Satellite Solutions

The Satellite Solutions segment is a vertically integrated satellite provider with modern facilities and a global ground station network that delivers end-to-end satellite solutions, including spacecraft design, development, launch services, and on-orbit operations for critical missions across a number of applications in a variety of orbits to governmental agencies and commercial businesses.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

•
Earth Observation Solutions

Through the Satellite Solutions segment, the Earth Observation Solutions segment has commenced developing satellites and intends to continue to develop, build, launch, and operate a constellation of Earth observation satellites that will feature Synthetic Aperture Radar (“SAR”) and electro-optical capabilities to provide Earth observation data and mission solutions that it believes will be distinguished by breadth of coverage, revisit rates, and ability to observe and detect during day and night and through clouds and other interference. In addition, the Earth Observation Solutions segment plans to provide secondary payload solutions and onboard data processing capabilities on its satellite constellation, including sensors, optical links, or other mission solutions.

The Earth Observation Solutions segment is still in its developmental stage and does not yet generate any material revenue. The scope and timing of the satellite constellation is subject to continuing assessments of customer demand and the Company's financial and other resources. The Company has designed and began building the first two satellites of the constellation and plans to launch the two satellites in 2023.

The CODM uses income (loss) from operations by segment as the segment profitability measure in order to evaluate segment performance. Income (loss) from operations by segment excludes share-based compensation expense and corporate and other costs included within the Company’s consolidated income (loss) from operations.

The CODM does not review the Company's assets by segment; therefore, such information is not presented.

The following table presents revenue by segment and a reconciliation to consolidated revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Satellite Solutions	$20,889	$9,409	$33,863	$19,903
Earth Observation Solutions	475	-	621	-
Revenue	$21,364	$9,409	$34,484	$19,903

The following table presents income (loss) from operations by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Satellite Solutions	$(5,657)	$1,533	$(11,705)	$553
Earth Observation Solutions	(416)	(1,203)	(1,076)	(2,115)
(Loss) income from operations by segment	$(6,073)	$330	$(12,781)	$(1,562)

The following table presents depreciation and amortization included in income (loss) from operations by segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Satellite Solutions	$641	$661	$1,282	$1,332
Earth Observation Solutions	184	-	368	-
Depreciation and amortization by segment	$825	$661	$1,650	$1,332

The following table presents a reconciliation of income (loss) from operations by segment to consolidated income (loss) from operations and net income (loss) for the periods presented:

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
(Loss) income from operations by segment	$(6,073)	$330	$(12,781)	$(1,562)
Corporate and other	(13,156)	(8,613)	(22,163)	(12,466)
Share-based compensation expense	(13,815)	(186)	(31,150)	(354)
Loss from operations	(33,044)	(8,469)	(66,094)	(14,382)
Interest expense, net	6,937	2,637	9,860	3,544
(Gain) loss on extinguishment of debt	-	(2,565)	23,141	68,102
Change in fair value of warrant and derivative liabilities	(8,177)	315	3,676	281
Other expense	468	18	871	33
Loss before income taxes	(32,272)	(8,874)	(103,642)	(86,342)
Provision for (benefit from) income taxes	2	(6)	4	22
Net loss	$(32,274)	$(8,868)	$(103,646)	$(86,364)

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

The following table presents the amounts reported in the Company’s condensed consolidated balance sheets related to operating and finance leases as of the dates presented:

(in thousands)	Classification	June 30, 2022	January 1, 2022
Right-of-use assets:
Operating	Other assets	$16,892	$6,550
Finance	Property, plant and equipment, net	40	48
Total right-of-use assets		$16,932	$6,598

Lease liabilities
Operating	Accrued expenses and other current liabilities	$1,012	$166
Finance	Current portion of long-term debt	15	14
Operating	Other liabilities	19,052	7,962
Finance	Long-term debt	30	39
Total lease liabilities		$20,109	$8,181

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the Company’s lease cost for the periods presented:

Lease cost (in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$1,847	$3,110
Finance lease cost
Amortization of right-of-use assets	3	7
Interest on lease liabilities	2	4
Variable lease costs	334	474
Total lease cost	$2,186	$3,595

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the period presented:

Other information (in thousands)	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,399
Operating cash flows from finance leases	4
Financing cash flows from finance leases	7
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	10,541
Finance leases	-

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the date presented:

Lease term and discount rate	June 30, 2022
Weighted-average remaining lease term (years)
Operating leases	7.2
Finance leases	3.3
Weighted-average discount rate
Operating leases	30.49%
Finance leases	14.92%

The following is a maturity analysis related to the Company’s operating and finance leases as of June 30, 2022:

Maturity of lease liabilities (in thousands)	Operating Leases	Finance Leases
2022	$2,644	$11
2023	7,003	21
2024	7,126	11
2025	7,104	8
2026	7,147	7
Thereafter	22,884	-
Total lease payments	53,908	58
Less interest	33,844	13
Total lease liabilities	$20,064	$45

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion and analysis of our financial condition and results of operations and cash flows should be read in conjunction with our condensed consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in our registration statement on Form S-1, as amended, which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on April 22, 2022 (the “Form S-1”). The Form S-1, as amended, was declared effective by the SEC on June 23, 2022. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the Form S-1. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

The reportable segments are defined as follows:

•
Satellite Solutions

The Satellite Solutions segment is a vertically integrated satellite provider with modern facilities and a global ground station network that delivers end-to-end satellite solutions, including spacecraft design, development, launch services ,and on-orbit operations for critical missions across a number of applications in a variety of orbits to governmental agencies and commercial businesses.

•
Earth Observation Solutions

Through the Satellite Solutions segment, the Earth Observation Solutions segment has commenced developing satellites and intends to continue to develop, build, launch, and operate a constellation of Earth observation satellites that will feature Synthetic Aperture Radar (“SAR”) and electro-optical capabilities to provide Earth observation data and mission solutions that it believes will be distinguished by breadth of coverage, revisit rates, and ability to observe and detect during day and night and through clouds and other interference. In addition, the Earth Observation Solutions segment plans to provide secondary payload solutions and onboard data processing capabilities on its satellite constellation, including sensors, optical links, or other mission solutions.

The Earth Observation Solutions segment is still in its developmental stage and does not yet generate any material revenue. The scope and timing of the satellite constellation is subject to continuing assessments of customer demand and our financial and other resources. We anticipate on completing two satellites of the constellation currently under construction, which we anticipate launching in 2023, while the remainder of the satellites of the constellation will be temporarily delayed based on our prioritization of production capacity to U.S. Government programs coupled with the level of our financial resources as of June 30, 2022.

The CODM uses income (loss) from operations by segment as the segment profitability measure in order to evaluate segment performance. Income (loss) from operations by segment excludes share-based compensation expense and corporate and other costs included within the Company’s consolidated income (loss) from operations.

FACTORS AFFECTING OPERATING RESULTS

Our financial success is based on our ability to deliver high quality products and services on a timely basis and at an economical price for our customers. With the majority of our contracts with customers reflecting firm fixed pricing structures, our gross profit is dependent on the efficient and effective execution of our contracts. Our ability to maximize gross profit may be impacted by, but not limited to, unanticipated cost overruns, disruptions in our supply chains, and learning curve costs related to customer contracts based on new technology, including the expansion of our offerings to include micro-satellites and payload solutions.

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

We are actively executing on our growth initiatives with significant increases in headcount as well as the expansion of manufacturing facilities and office space in order to position ourselves to be awarded larger contracts with recurring revenue opportunities that will lay the foundation for our long-term success. Our portfolio of contracts includes several technology demonstrations, studies, and prototypes with the potential to convert into contracts to support future constellations. As of June 30, 2022, we have identified over 140 opportunities representing approximately $16 billion in potential revenue for our Satellite Solutions segment.

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

The COVID-19 Pandemic has contributed to a worldwide shortage of electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability to receive electronic components used in our operations has negatively affected our timing and ability to deliver products and services to customers as well as increased costs in recent periods. We have considered the emergence and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and six months ended June 30, 2022. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and condensed consolidated financial statements in future reporting periods.

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

In connection with the Tailwind Two Merger, approximately $29 million of cash and marketable securities held in trust, net of redemptions by Tailwind Two's public shareholders, became available for use by the Company as well as proceeds received from the contemporaneous sale of common stock in connection with the closing of a PIPE investment with a contractual amount of $51 million (the “PIPE Investment”). In addition, the Company received additional proceeds from the issuance of debt contemporaneously with the Tailwind Two Merger. The cash raised was used for general corporate purposes, the partial paydown of debt, the payment of transaction costs and the payment of other costs directly or indirectly attributable to the Tailwind Two Merger.

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

RESULTS OF OPERATIONS

Three Months Ended June, 2022 Compared to Three Months Ended June 30, 2021

The following table presents our consolidated results of operations for the periods presented:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Revenue	$21,364	$9,409	$11,955
Cost of sales	25,038	5,403	19,635
Gross (loss) profit	(3,674)	4,006	(7,680)
Selling, general, and administrative expenses	29,370	12,475	16,895
Loss from operations	(33,044)	(8,469)	(24,575)
Interest expense, net	6,937	2,637	4,300
Gain on extinguishment of debt	-	(2,565)	2,565
Change in fair value of warrant and derivative liabilities	(8,177)	315	(8,492)
Other expense	468	18	450
Loss before income taxes	(32,272)	(8,874)	(23,398)
Provision for (benefit from) income taxes	2	(6)	8
Net loss	$(32,274)	$(8,868)	$(23,406)

Revenue

The following table presents revenue by segment for the periods presented:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$20,889	$9,409	$11,480
Earth Observation Solutions	475	-	475
Revenue	$21,364	$9,409	$11,955

The increase in revenue attributable to the Satellite Solutions segment was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the three months ended June 30, 2022, we adjusted the estimate-at-completion (“EAC”) on certain firm fixed price contracts, which had an estimated $1.3 million negative impact to revenue in the Satellite Solutions segment. While we believe our estimates as of June 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage and generated limited revenue by providing expert analyses and progressing on planned technology demonstrations.

Cost of Sales

The following table presents cost of sales by segment and other components for the periods presented:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$19,549	$5,383	$14,166
Earth Observation Solutions	260	-	260
Share-based compensation expense	5,229	20	5,209
Cost of Sales	$25,038	$5,403	$19,635

The increase in cost of sales was primarily due to an increase of $12.9 million in labor, materials, third-party services, overhead, and other direct costs incurred in satisfying our customer contracts in the Satellite Solutions segment, an increase in share-based compensation expense due to the ongoing recognition of expense associated with awards that included a liquidity event, such as the Tailwind Two Merger in March 2022, as a vesting condition, and an increase of $1.2 million related to reserves for anticipated losses on contracts.

During the three months ended June 30, 2022, we adjusted the EAC on certain firm fixed price contracts, which had an estimated $2.5 million negative impact to cost of sales in the Satellite Solutions segment. While we believe our estimates as of June 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage and generated limited revenue by providing expert analyses and progressing on planned technology demonstrations, incurring limited cost of sales.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses by segment and other components for the periods presented:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$6,998	$2,493	$4,505
Earth Observation Solutions	632	1,203	(571)
Corporate and other	13,154	8,613	4,541
Share-based compensation expense	8,586	166	8,420
Selling, general, and administrative expenses	$29,370	$12,475	$16,895

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase in share-based compensation expense entirely due to the ongoing recognition of share-based compensation expense associated with awards that included a liquidity event, such as the Tailwind Two Merger in March 2022, as a vesting condition;
•
an increase in research and development activities, exclusive of allocated share-based compensation and depreciation, in the Satellite Solutions segment of $2.5 million related to the development of new and improved future customer offerings;
•
an increase in corporate salaries and wages of $2.3 million in connection with the Company’s expansion of corporate functions;
•
an increase in expenses, net of overhead allocations, in the Satellite Solutions segment due to incremental headcount, additional leases for manufacturing facilities and office space, and other selling, general, and administrative expenses as part of the Company's growth initiatives;
•
an increase in corporate insurance expense of $1.3 million as a result of the Company becoming a public company in March 2022;
•
an increase in corporate technology costs of $647 thousand due to an increase in overall headcount and solutions utilized;
•
an increase in corporate facility costs of $499 thousand due to leases for office locations that commenced throughout 2021; and
•
an increase of $184 thousand in depreciation and amortization expense in the Earth Observation Solutions segment due to a company-owned satellite that was placed in service in 2021.

The increase in selling, general, and administrative expenses was partially offset due to the following:

•
a decrease in corporate accounting, legal, and other professional fees of $774 thousand primarily driven by a decrease in non-recurring costs of becoming a public company, partially offset by an increase in recurring costs of being a public company; and
•
a reduction in salaries and wages of $417 thousand in the Earth Observation Solutions as a result of the prioritization of resources to focus on U.S. Government programs during the three months ended June 30, 2022.

Interest Expense, net

The increase in interest expense, net was due to an increase in amortization related to discount on debt of $3.1 million as a result of our financing transactions and an increase in contractual interest of $1.4 million as a result of higher debt balances with lower interest rates due to our financing transactions during 2021 and 2022. These increases were partially offset by an increase in capitalized interest of $269 thousand associated with the development of our Earth observation constellation.

Gain on Extinguishment of Debt

There was no gain on extinguishment of debt during the three months ended June 30, 2022.

During the three months ended June 30, 2021, gain on extinguishment of debt totaled $2.6 million and related to the extinguishment of a loan related to the Paycheck Protection Program (the “PPP Loan”).

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the three months ended June 30, 2022, the gain on change in fair value was due to the decrease in fair value of outstanding warrant liabilities driven by a decrease in the Company’s price per share of common stock.

During the three months ended June 30, 2021, the loss on change in fair value was due to an increase in the estimated value of outstanding warrant liabilities driven by an increase in the estimated value of the Company’s price per share of common stock.

Other Expense

The increase in other expense was primarily related to an increase of $393 thousand for third-party professional fees expensed in connection with our financing transactions.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2022 was $2 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized.

Benefit from income taxes for the three months ended June 30, 2021 was $6 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The nominal benefit from income taxes was related to an income tax refund received during the period.

Six Months Ended June, 2022 Compared to Six Months Ended June 30, 2021

The following table presents our consolidated results of operations for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Revenue	$34,484	$19,903	$14,581
Cost of sales	40,991	15,137	25,854
Gross (loss) profit	(6,507)	4,766	(11,273)
Selling, general, and administrative expenses	59,587	19,148	40,439
Loss from operations	(66,094)	(14,382)	(51,712)
Interest expense, net	9,860	3,544	6,316
Loss on extinguishment of debt	23,141	68,102	(44,961)
Change in fair value of warrant and derivative liabilities	3,676	281	3,395
Other expense	871	33	838
Loss before income taxes	(103,642)	(86,342)	(17,300)
Provision for income taxes	4	22	(18)
Net loss	$(103,646)	$(86,364)	$(17,282)

Revenue

The following table presents revenue by segment for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$33,863	$19,903	$13,960
Earth Observation Solutions	621	-	621
Revenue	$34,484	$19,903	$14,581

The increase in revenue attributable to the Satellite Solutions segment was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the six months ended June 30, 2022, we adjusted the EAC on certain firm fixed price contracts, which had an estimated $4.2 million negative impact to revenue in the Satellite Solutions segment. While we believe our estimates as of June 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage and generated limited revenue by providing expert analyses and progressing on planned technology demonstrations.

Cost of Sales

The following table presents cost of sales by segment and other components for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$33,352	$15,103	$18,249
Earth Observation Solutions	297	-	297
Share-based compensation expense	7,342	34	7,308
Cost of Sales	$40,991	$15,137	$25,854

The increase in cost of sales was primarily due to an increase of $16.9 million in labor, materials, third-party services, overhead, and other direct costs incurred in satisfying our customer contracts in the Satellite Solutions segment, an increase in share-based compensation expense due to the ongoing recognition and a $2.1 million non-recurring cumulative recognition of share-based compensation expense associated with awards that included a liquidity event, such as the Tailwind Two Merger in March 2022, as a vesting condition, and an increase of $1.3 million related to reserves for anticipated losses on contracts.

During the six months ended June 30, 2022, we adjusted the EAC on certain firm fixed price contracts, which had an estimated $3.7 million negative impact to cost of sales in the Satellite Solutions segment. While we believe our estimates as of June 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage and generated limited revenue by providing expert analyses and progressing on planned technology demonstrations, incurring limited cost of sales.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses by segment and other components for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$12,217	$4,247	$7,970
Earth Observation Solutions	1,400	2,115	(715)
Corporate and other	22,162	12,466	9,696
Share-based compensation expense	23,808	320	23,488
Selling, general, and administrative expenses	$59,587	$19,148	$40,439

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase in share-based compensation expense due to the ongoing recognition and a $15.1 million non-recurring cumulative recognition of share-based compensation expense associated with awards that included a liquidity event, such as the Tailwind Two Merger in March 2022, as a vesting condition;
•
an increase in corporate salaries and wages of $4.8 million in connection with the Company’s expansion of corporate functions;
•
an increase in expenses, net of overhead allocations, in the Satellite Solutions segment due to incremental headcount, additional leases for manufacturing facilities and office space, and other selling, general, and administrative expenses as part of the Company's growth initiatives;
•
an increase in research and development activities, exclusive of allocated share-based compensation and depreciation, in the Satellite Solutions segment of $3.7 million related to the development of new and improved future customer offerings;
•
an increase in corporate insurance expense of $1.4 million as a result of the Company becoming a public company in March 2022;
•
an increase in corporate facility costs of $1.1 million due to leases for office locations that commenced throughout 2021;
•
an increase in corporate technology costs of $931 thousand due to an increase in overall headcount and solutions utilized;
•
an increase in corporate accounting, legal, and other professional fees of $451 thousand primarily driven by an increase in ongoing costs of being a public company, partially offset by a decrease in non-recurring costs of becoming a public company; and
•
an increase of $368 thousand in depreciation and amortization expense in the Earth Observation Solutions segment due to a company-owned satellite that was placed in service in 2021.

The increase in selling, general, and administrative expenses was partially offset by a reduction in salaries and wages of $565 thousand in the Earth Observation Solutions as a result of the prioritization of resources to focus on U.S. Government programs during the six months ended June 30, 2022.

Interest Expense, net

The increase in interest expense, net was due to an increase in amortization related to discount on debt of $3.6 million as a result of our financing transactions and an increase in contractual interest of $3.5 million primarily as a result of higher debt balances due to our financing transactions during 2021 and 2022. These increases were partially offset by an increase in capitalized interest of $703 thousand associated with the development of our Earth observation constellation.

Loss on Extinguishment of Debt

During the six months ended June 30, 2022, loss on extinguishment of debt totaled $23 million and related to the refinancing and extinguishment of our debt obligations in connection with the Tailwind Two Merger.

During the six months ended June 30, 2021, loss on extinguishment of debt totaled $68 million and related to a $71 million loss associated with the refinancing of convertible note instruments, partially offset by a $2.6 million gain related to the extinguishment of the PPP Loan.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the six months ended June 30, 2022, the loss on change in fair value was due to an increase in value of then outstanding warrant and derivative instruments that were ultimately settled as part of the Tailwind Two Merger, partially offset by a decrease in fair value of remaining warrant liabilities subsequent to the Tailwind Two Merger driven by a decrease in the Company’s price per share of common stock.

During the six months ended June 30, 2021, the loss on change in fair value was due to an increase in the estimated value of outstanding warrant liabilities driven by an increase in the estimated value of the Company’s price per share of common stock.

Other Expense

The increase in other expense was primarily related to an increase of $762 thousand for third-party professional fees expensed in connection with our financing transactions.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2022 was $4 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized.

Provision for income taxes for the six months ended June 30, 2021 was $22 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was related to our foreign subsidiary as well as a nominal income tax refund received during the period.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Gross (loss) profit	$(3,674)	$4,006	$(7,680)
Share-based compensation expense	5,229	20	5,209
Depreciation and amortization	530	444	86
Adjusted gross profit	$2,085	$4,470	$(2,385)

The decrease in Adjusted Gross Profit was largely due to adjustments to the EAC on certain firm fixed price contracts, which had an estimated $3.8 million negative impact to Adjusted Gross Profit. While we believe our estimates as of June 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Gross (loss) profit	$(6,507)	$4,766	$(11,273)
Share-based compensation expense	7,342	34	7,308
Depreciation and amortization	1,043	897	146
Adjusted gross profit	$1,878	$5,697	$(3,819)

The decrease in Adjusted Gross Profit was largely due to adjustments to the EAC on certain firm fixed price contracts, which had an estimated $7.9 million negative impact to Adjusted Gross Profit. While we believe our estimates as of June 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change
Net loss	$(32,274)	$(8,868)	$(23,406)
Interest expense, net	6,937	2,637	4,300
Provision for (benefit from) income taxes	2	(6)	8
Depreciation and amortization	855	661	194
Share-based compensation expense	13,815	186	13,629
Gain on extinguishment of debt	-	(2,565)	2,565
Change in fair value of warrant and derivative liabilities	(8,177)	315	(8,492)
Other, net(a)	4,066	5,102	(1,036)
Adjusted EBITDA	$(14,776)	$(2,538)	$(12,238)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company are included herein.

The decrease in Adjusted EBITDA was primarily due to a decrease in gross profit and an increase in selling, general, and administrative expenses related to salaries and wages, research and development, facility expenses, and other operating costs as a result of our growth initiatives. Refer to the discussions above under “Results of Operations” for further details.

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Net loss	$(103,646)	$(86,364)	$(17,282)
Interest expense, net	9,860	3,544	6,316
Provision for income taxes	4	22	(18)
Depreciation and amortization	1,701	1,332	369
Share-based compensation expense	31,150	354	30,796
Loss on extinguishment of debt	23,141	68,102	(44,961)
Change in fair value of warrant and derivative liabilities	3,676	281	3,395
Other, net(a)	4,621	6,554	(1,933)
Adjusted EBITDA	$(29,493)	$(6,175)	$(23,318)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company are included herein.

The decrease in Adjusted EBITDA was primarily due to a decrease in gross profit and an increase in selling, general, and administrative expenses related to salaries and wages, research and development, facility expenses, legal and accounting fees, and other operating costs as a result of our growth initiatives. Refer to the discussions above under “Results of Operations” for further details.

KEY PERFORMANCE INDICATORS

We view growth in backlog as a key measure of our business growth. Backlog represents the estimated dollar value of executed contracts and exercised contract options, including both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts, for which work has not been performed (also known as the remaining performance obligations on a contract). Order backlog excludes contracts in which we recognize revenue in proportion to the amount we have the right to invoice for services performed and does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog.

Our backlog totaled $224.1 million and $73.9 million as of June 30, 2022 and December 31, 2021, respectively. The increase in backlog was primarily due to a new award to build 42 satellites for the U.S. Space Development Agency's ("SDA") Tranche 1 of the Transport Layer. The award is in addition to the 10 satellites we are building for the SDA's Tranche 0 of the Transport Layer.

As of June 30, 2022, programs associated with Lockheed Martin represented approximately 80% of the Company’s backlog.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically funded our operations primarily through the issuance of debt and equity securities. Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to meet operational needs, (iii) upgrade of information technology, (iv) research and development initiatives, and (v) continued buildout of corporate functions and public company compliance requirements, inclusive of accounting and legal fees. Our long-term liquidity requirements include initiatives related to (i) development of our Earth observation constellation, inclusive of ground infrastructure, (ii) potential development of our proposed new campus including an approximately 660,000 square foot satellite manufacturing facility (the “Space Florida Facility”), and (iii) development of new satellite components and data and analytics software and infrastructure. The timing and amount of spend on these initiatives may be materially delayed, reduced, and cancelled as a result of the level of our financial resources and available financing opportunities. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred as a result the Tailwind Two Merger. Our sources of liquidity include cash generated from operations, potential proceeds from the exercise of warrants, and potential proceeds from the issuance of debt and/or equity securities, inclusive of sales of common stock through our committed equity facility as described below.

Certain warrants issued to affiliates of Francisco Partners provide the right to require us to exchange such warrants (in full but not in part) for $25 million in cash on March 25, 2025. If such warrant holders exercise their exchange right on March 25, 2025, then it will require us to make a $25 million cash payment, which would reduce the amount of cash available at such time to fund our operations and execute our business plan, and the amount of such future cash payment could have a material adverse effect on our financial position and cash flows at such time. Further, in the event such warrant holders exercise their right and we are unable to make the cash redemption payment on March 25, 2025, such failure for us to pay would constitute an event of default under our outstanding debt instruments, which, if not cured or waived could result in the acceleration of all outstanding indebtedness under such debt instruments. Other than such warrants, no investors have the right to sell back shares or other securities to us or have any forward purchase agreements with us.

We believe that there are no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants and that the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of August 5, 2022, the market price of our common stock is less than the exercise price for all warrants. Furthermore, the initial resale of our common stock by existing shareholders could result in a significant decline in the public trading price of our common stock. These sales, or the possibility that these sales may occur may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe that based on the current trading prices of our common stock it is unlikely that we will receive cash proceeds from the exercise of warrants in the next twelve months. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $332.5 million.

As of June 30, 2022, we had $62.3 million of cash and cash equivalents, which included $3.9 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, earnings of our foreign subsidiary is essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

In order to proceed with our strategic business plan, we expect to need to raise additional funds in the next twelve months through the issuance of additional debt, equity (including additional equity through our Committed Equity Facility, as defined below) or other commercial arrangements, which may not be available to us when needed or on terms that we deem to be favorable. To the extent we raise additional capital through the sale of equity or convertible securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of our strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms.

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

Long-term Debt

As of June 30, 2022, long-term debt was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2022
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Senior Secured Notes due 2026(1)	March 2021	April 2026	9.25% and 11.25%	Quarterly	56,423
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	26,250
Finance leases	N/A	N/A	N/A	N/A	45
Unamortized deferred issuance costs					(2,055)
Unamortized discount on debt					(96,692)
Total debt					103,994
Current portion of long-term debt					7,515
Long-term debt					$96,479

(1) - Includes the Lockheed Martin Rollover Debt and Beach Point Rollover Debt, each as defined below.

N/A - Not meaningful or applicable

Significant changes in our long-term debt during the six months ended June 30, 2022 were as follows:

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

In connection with the PIPE Investment, two holders of the Senior Secured Notes due 2026 agreed to, in substance, exchange the outstanding amount of principal and interest for common stock of Terran Orbital Corporation with any residual amounts settled in cash, resulting in a loss on extinguishment of debt of $727 thousand. The consideration transferred as part of the extinguishment included common stock with a fair value of $4.6 million and a cash payment of $703 thousand, of which $293 thousand represents the repayment of debt and $410 thousand represents the payment of interest in the condensed consolidated statements of cash flows.

On March 25, 2022, the note purchase agreement governing the Senior Secured Notes due 2026 was amended to, among other things, (i) set the amount of senior secured notes that will remain outstanding with Lockheed Martin Corporation ("Lockheed Martin") subsequent to the Tailwind Two Merger to $25 million (the "Lockheed Martin Rollover Debt"), (ii) increase and set the amount of senior secured notes that will remain outstanding with Beach Point Capital ("Beach Point") subsequent to the Tailwind Two Merger to $31.3 million (the "Beach Point Rollover Debt"), (iii) set the terms of the Lockheed Martin Rollover Debt and the Beach Point Rollover Debt to have substantially similar terms as the terms of the Francisco Partners Facility, excluding call protection and the Beach Point Rollover Debt bearing interest at 11.25% (9.25% of which is payable in cash and 2.0% of which is payable in kind), and (iv) cause the Beach Point Rollover Debt to be subordinated in right of payment to the Francisco Partners Facility.

In connection with the Tailwind Two Merger, we partially extinguished Lockheed Martin's portion of the Senior Secured Notes due 2026, resulting in a gain on extinguishment of debt of $1.8 million, with the remainder representing the Lockheed Martin Rollover Debt. The consideration transferred as part of the partial extinguishment included a cash payment of $30.8 million, of which $25 million represents the repayment of debt and $5.8 million represents the payment of interest in the condensed consolidated statements of cash flows.

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

Warrants and Derivatives

As of June 30, 2022, our liability-classified warrants were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of June 30, 2022	Issuance	Maturity	Exercise Price	June 30, 2022
Public Warrants	11,499,960	March 2021	March 2027	$11.50	$5,635
Private Placement Warrants	7,800,000	March 2021	March 2027	$11.50	3,822
FP Combination Warrants	8,291,704	March 2022	March 2027	$10.00	17,982
Warrant liabilities	27,591,664				$27,439

Significant changes in our warrants and derivative instruments during the six months ended June 30, 2022 were as follows:

Inducement Warrants

As part of the Tailwind Two Merger, all of the warrants issued by Legacy Terran Orbital in connection with the issuance of the Senior Secured Notes due 2026 (the "Inducement Warrants") were ultimately net settled into approximately 695 thousand shares of Terran Orbital Corporation’s common stock.

We recorded a loss on change in fair value of the Inducement Warrants of $2.0 million during the six months ended June 30, 2022.

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

We recorded a gain on change in fair value of the FP Pre-Combination Warrants of $2.5 million during the six months ended June 30, 2022.

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

We recorded a loss on change in fair value of the FP Combination Equity of $12.3 million during the six months ended June 30, 2022. We recorded a gain on change in fair value of the FP Combination Warrants of $8.0 million and $9.7 million during the three and six months ended June 30, 2022, respectively.

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

We recorded a gain on change in fair value of the Pre-Combination Warrants of $849 thousand during the six months ended June 30, 2022.

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

We recorded a loss on change in fair value of the Combination Equity of $2.8 million and a loss on change in fair value of the Combination Warrants of $3.4 million during the six months ended June 30, 2022, respectively.

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

We will not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement with respect to the shares underlying the warrants is then effective and a related prospectus is current, unless a valid exemption from registration is available. On April 22, 2022, we initially filed the Form S-1 with the SEC for, among other transactions, the registration of the shares of common stock issuable by us upon exercise of the Public Warrants. The Form S-1, as amended, was declared effective by the SEC on June 23, 2022. We will use our commercially reasonable efforts to maintain the effectiveness of the Form S-1, and a current prospectus relating thereto, until the expiration or redemption of the Public Warrants in accordance with the provisions of the warrant agreement. If the effectiveness of the Form S-1 or another registration statement covering the issuance of the shares of common stock issuable upon exercise of the Public Warrants is not maintained, holders may exercise such Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption. No Public Warrant will be exercisable for cash or on a cashless basis and we will not be obligated to issue shares upon exercise of a Public Warrant unless the underlying shares have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

Once the Public Warrants become exercisable, we may redeem the outstanding Public Warrants when the price per share of the Terran Orbital Corporation’s common stock equals or exceeds $18.00 as follows:

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

In addition, once the Public Warrants become exercisable, we may redeem the outstanding Public Warrants when the price per share of Terran Orbital Corporation’s common stock equals or exceeds $10.00 as follows:

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

We recorded a gain on change in fair value of the Public Warrants of $115 thousand and $2.2 million during the three and six months ended June 30, 2022, respectively.

Private Placement Warrants

As part of the Tailwind Two Merger, we assumed outstanding warrants that were previously issued in a private placement and that give the holders thereof the right to purchase an aggregate of 7.8 million shares of Terran Orbital Corporation's common stock for $11.50 per share (the "Private Placement Warrants"). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common shares issuable upon their exercise will not be transferable, assignable or salable until 30 days after the completion of the Tailwind Two Merger. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants. During April 2022, we filed a registration statement for the registration of the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants., which was declared effective by the SEC on June 23, 2022.

We recorded a gain on change in fair value of the Private Placement Warrants of $78 thousand and $1.5 million during the three and six months ended June 30, 2022, respectively.

Detachable Warrants

As part of the Tailwind Two Merger, all of the warrants issued by Legacy Terran Orbital in connection with the extinguishment of convertible notes (the "Detachable Warrants") were ultimately net settled into approximately 22.3 million shares of the Terran Orbital Corporation’s common stock.

Subsequent Event: Committed Equity Facility

On July 5, 2022, we entered into a common stock purchase agreement (the “Committed Equity Facility”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (”B. Riley”). Pursuant to the Committed Equity Facility, we have the right, but not the obligation, subject to certain conditions, to sell to B. Riley over a 24-month period up to the lesser of (i) $100 million of newly issued shares of our common stock and (ii) 27,500,000 shares of our common stock, which represents approximately 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Committed Equity Facility, unless we obtain shareholder approval to issue excess shares. In addition, we may not issue or sell any shares of common stock to B. Riley under the Committed Equity Facility that would result in B. Riley and its affiliates beneficially owning more than 4.99% of our outstanding shares of common stock. Pursuant to the Registration Rights Agreement, we filed a registration statement on Form S-1 with the SEC on July 8, 2022, registering the resale by B. Riley of up to 27,714,791 shares of common stock to be issued by us to B. Riley pursuant to the Committed Equity Facility. Such resale registration statement was declared effective by the SEC on July 15, 2022.

The price per share of common stock sold by us to B. Riley will be determined by reference to the volume weighted average price of the our common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The net proceeds that we will receive under the Committed Equity Facility will depend on the frequency and prices at which we sell common stock to B. Riley. We intend to use the net proceeds from the Committed Equity Facility for investment in growth and general corporate purposes.

During the three and six months ended June 30, 2022, we recorded $393 thousand of other expense in the condensed consolidated statements of operations and comprehensive loss related to expenses incurred associated with the Committed Equity Facility. We issued 214,791 shares of common stock to B. Riley on July 5, 2022 as consideration for B. Riley’s commitment to purchase shares of common stock under the Committed Equity Facility, resulting in $952 thousand of other expense in the condensed consolidated statements of operations and comprehensive loss.

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

Cash Flow Analysis

The following table is a summary of our cash flow activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Net cash used in operating activities	$(32,570)	$(10,024)	$(22,546)
Net cash used in investing activities	(9,363)	(6,620)	(2,743)
Net cash provided by financing activities	77,197	44,640	32,557
Effect of exchange rate fluctuations on cash and cash equivalents	(290)	(51)	(239)
Net increase in cash and cash equivalents	$34,974	$27,945	$7,029

Cash Flows from Operating Activities

The increase in net cash used in operating activities was primarily due to an increase in selling, general, and administrative expenses related to salaries and wages, research and development, facility expenses, legal and accounting fees, and other operating costs as a result of our growth initiatives, as well cash interest payments of $7.2 million, inclusive of interest paid related to the partial extinguishment of the Senior Secured Notes due 2026. The remainder of the activity in net cash used in operating activities related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily due to the buildout of our manufacturing facilities and office space in connection with our growth initiatives as well as the payment of $1.3 million of capitalized interest. These increases were partially offset by a decrease in spend of $656 thousand associated with the development of company-owned satellites as a satellite was placed in service in the second half of 2021.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities primarily consisted of $58 million of proceeds received from the Tailwind Two Merger and the PIPE Investment, $42 million of proceeds received allocated to warrant and derivative instruments, $36 million of proceeds received allocated to the issuance of debt, and $15 million of proceeds received allocated to the issuance of common stock in relation to our financing transactions. These increases were partially offset by $45 million of payments of issuance costs related to our financing transactions coupled with $29 million related to the repayment of long-term debt.

During the six months ended June 30, 2021, net cash provided by financing activities primarily consisted of $47.5 million of proceeds received allocated to the issuance of debt and $2.5 million of proceeds received allocated to warrant and derivative instruments. These increases were partially offset by $5.7 million of payments of issuance costs related to our financing transactions.

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

Purchase Commitments

We entered into commercial agreements to purchase $20 million of goods and services over three years from two affiliates of a PIPE investor. These commercial agreements became effective upon the closing of the Tailwind Two Merger. As of June 30, 2022, approximately $19.6 million of purchase obligations remained outstanding under said commercial agreements.

During the six months ended June 30 2022, we entered into a purchase commitment of $22.4 million associated with the procurement of components related to a customer program. As of June 30, 2022, the entire amount of the commitment was outstanding.

Off-Balance Sheet Arrangements

As of June 30, 2022, we do not have any material off-balance sheet arrangements other than the Combination Warrants, which are described above. Upon closing of the Tailwind Two Merger, the Combination Warrants became both indexed to and classified as equity under U.S. GAAP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the “Critical Accounting Policies and Estimates” section of “Terran Orbital's Management's Discussion and Analysis of Financial Condition and Results of Operations” under Exhibit 99.3 in the amendment to the current report on Form 8-K filed with the SEC on March 31, 2022. There were no material changes to these policies and estimates during the six months ended June 30, 2022.

ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 “Organization and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further information about recent accounting pronouncements and adoptions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of present or historical fact included in this report, regarding Terran Orbital’s future financial performance, as well as Terran Orbital’s business strategy, future operations, financial position, estimated revenues, and losses, projected costs, earning outlooks, prospects, expectations, plans and objectives of management are forward-looking statements. When used in this report, the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on management’s current expectations, forecasts, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

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
•
litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and
•
the other risk factors disclosed in our filings with the SEC from time to time including our Registration Statement on Form S-1 (File No. 333-264447), as amended, which was declared effective by the SEC on June 23, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as the material weaknesses in Legacy Terran Orbital's internal control over financial reporting that were previously reported in the Form S-1 continued to exist as of June 30, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed/furnished or incorporated by reference as part of this report.

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.2	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Certificate of Incorporation of Terran Orbital Corporation	8-K	3.1	3/28/2022
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
3.3	Certificate of Amendment to the Certificate of Incorporation of Terran Orbital Corporation	8-K	3.3	3/28/2022
4.1	Certificate of Corporate Domestication of Tailwind Two Acquisition Corp.	8-K	4.1	3/28/2022
4.2	Form of Common Stock Certificate of Terran Orbital Corporation	8-K	4.2	3/28/2022
4.3	Stock and Warrant Purchase Agreement, dated March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, FP Credit Partners II, L.P., FP Credit Partners Phoenix II, L.P., BPC Lending II LLC and Lockheed Martin Corporation	10-Q	4.3	5/16/2022

10.1	Amendment to Sponsor Letter Agreement, dated as of March 25, 2022, between Tailwind Two Sponsor, LLC, Tommy Stadlen, certain other persons, Tailwind Two Acquisition Corp. and Terran Orbital Corporation	8-K	10.2	3/28/2022
10.2	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and BPC Lending II LLC	8-K	10.6	3/28/2022
10.3	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and Lockheed Martin Corporation	8-K	10.7	3/28/2022
10.4	First Amendment to Investor Rights Agreement, dated as of March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto	8-K	10.9	3/28/2022
10.5*	Second Amendment to Investor Rights Agreement, dated as of May 31, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto
10.6	Form of Indemnification Agreement	8-K	10.10	3/28/2022
10.7+	Terran Orbital Corporation 2021 Omnibus Incentive Plan	8-K	10.13	3/28/2022
10.8	Amendment No. 1 to Note Purchase Agreement, dated as of March 9, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.1	3/15/2022
10.9	Amendment No. 2 to Note Purchase Agreement, dated as of March 25, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.19	3/28/2022
10.10	Amendment No. 7 to Note Purchase Agreement, dated as of March 25, 2022, by and among Terran Orbital Operating Corporation (f/k/a Terran Orbital Corporation), the guarantors from time to time party thereto, the purchasers from time to time party thereto and Lockheed Martin Corporation, as Authorized Representative	8-K	10.21	3/31/2022
10.11+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (4 Year Service Condition)	10-Q	10.10	5/16/2022
10.12+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (2 Year Service Condition).	10-Q	10.11	5/16/2022
10.13+	Form of Terran Orbital Corporation Restricted Stock Units Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.	10-Q	10.12	5/16/2022
10.14+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $11.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.	10-Q	10.13	5/16/2022
10.15+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $13.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.14	5/16/2022
10.16+	Form of Terran Orbital Corporation Restricted Stock Units Agreement (Retention RSUs) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.15	5/16/2022
10.17+	Form of Terran Orbital Corporation Stock Option Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.16	5/16/2022
10.18+	Pre-Tailwind Two Merger Form of Employment Agreement for Non-NEO Officers	10-Q	10.17	5/16/2022
10.19*+	Form of Terran Orbital Corporation 2021 Omnibus Incentive Plan Substitute Stock Option Agreement
10.20*+	Form of Terran Orbital Corporation Notice of Grant of Substitute Restricted Stock Units and Terran Orbital Corporation Substitute Restricted Stock Units Agreement
10.21*+

Form of Terran Orbital Corporation Notice of Grant of Substitute Restricted Stock Units (Retention RSUs) ($[11.00/13.00] Share Price Hurdle) and Terran Orbital Corporation Substitute Restricted Stock Units Agreement (Retention RSUs)

10.22*+	Form of Terran Orbital Corporation Restricted Stock Award Agreement under the Terran Orbital Corporation 2021 Omnibus Incentive Plan
10.23*+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for non-employee directors) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan
10.24*+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for employees) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan

10.25*+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for consultants) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan
10.26*+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (Retention RSUs) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan
10.27*+	Form of Incentive Stock Option Agreement under the Terran Orbital Corporation 2021 Omnibus Incentive Plan
10.28*+	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Terran Orbital Corporation 2021 Omnibus Incentive Plan
10.29*+	Form of Nonqualified Stock Option Agreement for Company Employees under the Terran Orbital Corporation 2021 Omnibus Incentive Plan
10.30	Common Stock Purchase Agreement, dated as of July 5, 2022, by and between Terran Orbital Corporation and B. Riley Principal Capital II, LLC	8-K	10.1	7/6/2022
10.31	Registration Rights Agreement, dated as of July 5, 2022, by and between Terran Orbital Corporation and B. Riley Principal Capital II, LLC	8-K	10.2	7/6/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAN ORBITAL CORPORATION

Date: August 9, 2022	By:	/s/ Gary A. Hobart
Gary A. Hobart
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)