Form 10-Q
period 2022-09-30
Terran Orbital Corp
filed 2022-11-10
CIK 1835512

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 142,381,222 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$35,823	$27,325
Accounts receivable, net of allowance for credit losses of $234 and $945 as of September 30, 2022 and December 31, 2021, respectively	5,039	3,723
Contract assets, net	15,013	2,757
Inventory	16,958	7,783
Prepaid expenses and other current assets	8,675	57,639
Total current assets	81,508	99,227
Property, plant, and equipment, net	48,864	35,530
Other assets	20,149	639
Total assets	$150,521	$135,396
Liabilities, mezzanine equity and shareholders' deficit:
Current portion of long-term debt	$7,735	$14
Accounts payable	19,970	9,366
Contract liabilities	34,460	17,558
Reserve for anticipated losses on contracts	1,456	886
Accrued expenses and other current liabilities	14,053	76,136
Total current liabilities	77,674	103,960
Long-term debt	99,337	115,134
Warrant liabilities	21,438	5,631
Other liabilities	19,676	2,028
Total liabilities	218,125	226,753
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable convertible preferred stock - authorized zero and 20,526,878 shares of $0.0001 par value as of September 30, 2022 and December 31, 2021, respectively; issued and outstanding shares of zero and 10,947,686 as of September 30, 2022 and December 31, 2021, respectively	-	8,000
Shareholders' deficit:
Preferred stock - authorized 50,000,000 and zero shares of $0.0001 par value as of September 30, 2022 and December 31, 2021, respectively; zero issued and outstanding	-	-
Common stock - authorized 300,000,000 and 151,717,882 shares of $0.0001 par value as of September 30, 2022 and December 31, 2021, respectively; issued and outstanding shares of 139,962,656 and 78,601,283 as of September 30, 2022 and December 31, 2021, respectively	14	8
Additional paid-in capital	260,280	97,737
Accumulated deficit	(328,189)	(197,066)
Accumulated other comprehensive income (loss)	291	(36)
Total shareholders' deficit	(67,604)	(99,357)
Total liabilities, mezzanine equity and shareholders' deficit	$150,521	$135,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$27,830	$10,255	$62,314	$30,158
Cost of sales	27,793	8,768	68,784	23,905
Gross profit (loss)	37	1,487	(6,470)	6,253
Selling, general, and administrative expenses	24,696	11,432	84,283	30,580
Loss from operations	(24,659)	(9,945)	(90,753)	(24,327)
Interest expense, net	7,147	2,630	17,007	6,174
Loss on extinguishment of debt	-	-	23,141	68,102
Change in fair value of warrant and derivative liabilities	(6,001)	(205)	(2,325)	76
Other expense (income)	1,496	(5)	2,367	28
Loss before income taxes	(27,301)	(12,365)	(130,943)	(98,707)
Provision for income taxes	54	-	58	22
Net loss	(27,355)	(12,365)	(131,001)	(98,729)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	138	76	327	162
Total comprehensive loss	$(27,217)	$(12,289)	$(130,674)	$(98,567)
Weighted-average shares outstanding - basic and diluted	143,276,708	78,420,818	123,317,997	76,099,905
Net loss per share - basic and diluted	$(0.19)	$(0.16)	$(1.06)	$(1.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

Three Months Ended September 30, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of June 30, 2022	-	$-	137,590,808	$14	$248,133	$(300,834)	$153	$-	$(52,534)
Net loss	-	-	-	-	-	(27,355)	-	-	(27,355)
Other comprehensive income, net of tax	-	-	-	-	-	-	138	-	138
Issuance of common stock under the Committed Equity Facility	-	-	637,487	-	2,795	-	-	-	2,795
Share-based compensation	-	-	-	-	9,204	-	-	-	9,204
Settlement of vested restricted stock units	-	-	1,637,188	-	-	-	-	-	-
Exercise of stock options	-	-	97,173	-	123	-	-	-	123
Other	-	-	-	-	25	-	-	-	25
Balance as of September 30, 2022	-	$-	139,962,656	$14	$260,280	$(328,189)	$291	$-	$(67,604)

Three Months Ended September 30, 2021
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of June 30, 2021	396,870	$8,000	2,842,611	$-	$97,277	$(144,448)	$(118)	$-	$(47,289)
Retroactive application of reverse recapitalization	10,550,816	-	75,571,011	8	(8)	-	-	-	-
Balance as of June 30, 2021 - Recast	10,947,686	$8,000	78,413,622	$8	$97,269	$(144,448)	$(118)	$-	$(47,289)
Net loss	-	-	-	-	-	(12,365)	-	-	(12,365)
Other comprehensive loss, net of tax	-	-	-	-	-	-	76	-	76
Share-based compensation	-	-	-	-	177	-	-	-	177
Exercise of stock options	-	-	13,792	-	-	-	-	-	-
Balance as of September 30, 2021	10,947,686	$8,000	78,427,414	$8	$97,446	$(156,813)	$(42)	$-	$(59,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

Nine Months Ended September 30, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of December 31, 2021	396,870	$8,000	2,849,414	$-	$97,745	$(197,066)	$(36)	$-	$(99,357)
Retroactive application of reverse recapitalization	10,550,816	-	75,751,869	8	(8)	-	-	-	-
Balance as of December 31, 2021 - Recast	10,947,686	$8,000	78,601,283	$8	$97,737	$(197,066)	$(36)	$-	$(99,357)
Adoption of accounting standard, net of tax	-	-	-	-	-	(122)	-	-	(122)
Net loss	-	-	-	-	-	(131,001)	-	-	(131,001)
Other comprehensive income, net of tax	-	-	-	-	-	-	327	-	327
Conversion of redeemable convertible preferred stock into common stock	(10,947,686)	(8,000)	10,947,686	1	7,999	-	-	-	8,000
Net settlement of liability-classified warrants into common stock	-	-	694,873	-	7,616	-	-	-	7,616
Net settlement of equity-classified warrants into common stock	-	-	22,343,698	2	(2)	-	-	-	-
Issuance of common stock in connection with the Tailwind Two Merger and PIPE Investment, net of issuance costs	-	-	16,114,695	2	6,926	-	-	-	6,928
Issuance of common stock in connection with financing transactions, net of issuance costs	-	-	4,325,000	1	40,733	-	-	-	40,734
Reclassification of liability-classified warrants and derivatives to equity-classified	-	-	-	-	11,007	-	-	-	11,007
Issuance of contingently issuable common stock	-	-	4,095,569	-	44,887	-	-	-	44,887
Issuance of common stock under the Committed Equity Facility	-	-	637,487	-	2,795	-	-	-	2,795
Share-based compensation	-	-	-	-	40,354	-	-	-	40,354
Settlement of vested restricted stock units	-	-	1,932,541	-	-	-	-	-	-
Exercise of stock options	-	-	269,824	-	269	-	-	-	269
Other	-	-	-	-	(41)	-	-	-	(41)
Balance as of September 30, 2022	-	$-	139,962,656	$14	$260,280	$(328,189)	$291	$-	$(67,604)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

Nine Months Ended September 30, 2021
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of December 31, 2020	396,870	$8,000	2,439,634	$-	$7,454	$(58,084)	$(204)	$23,743	$(27,091)
Retroactive application of reverse recapitalization	10,550,816	-	64,857,839	7	(7)	-	-	-	-
Balance as of December 31, 2020 - Recast	10,947,686	$8,000	67,297,473	$7	$7,447	$(58,084)	$(204)	$23,743	$(27,091)
Net loss	-	-	-	-	-	(98,729)	-	-	(98,729)
Other comprehensive income, net of tax	-	-	-	-	-	-	162	-	162
Issuance of common stock in exchange for non-controlling interest, net of issuance costs	-	-	10,704,772	1	23,310	-	-	(23,743)	(432)
Issuance of warrants, net of issuance costs	-	-	-	-	66,060	-	-	-	66,060
Share-based compensation	-	-	-	-	531	-	-	-	531
Exercise of stock options	-	-	425,169	-	98	-	-	-	98
Balance as of September 30, 2021	10,947,686	$8,000	78,427,414	$8	$97,446	$(156,813)	$(42)	$-	$(59,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(131,001)	$(98,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,612	2,217
Non-cash interest expense	8,581	6,149
Share-based compensation expense	40,354	531
Provision for losses on receivables and inventory	295	570
Loss on extinguishment of debt	23,141	67,954
Change in fair value of warrant and derivative liabilities	(2,325)	76
Amortization of operating right-of-use assets	1,003	-
Other non-cash, net	1,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,565)	(3,471)
Contract assets	(12,370)	(1,740)
Inventory	(9,338)	(4,117)
Prepaid expenses and other current assets	707	(363)
Accounts payable	11,532	2,595
Contract liabilities	17,156	(133)
Reserve for anticipated losses on contracts	572	(1,337)
Accrued expenses and other current liabilities	(690)	2,060
Accrued interest	(2,289)	-
Other, net	(1,508)	(148)
Net cash used in operating activities	(54,133)	(27,886)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(15,013)	(10,523)
Net cash used in investing activities	(15,013)	(10,523)
Cash flows from financing activities:
Proceeds from long-term debt	36,856	47,481
Proceeds from warrants and derivatives	42,247	2,519
Proceeds from Tailwind Two Merger and PIPE Investment	58,424	-
Proceeds from issuance of common stock	14,791	-
Proceeds from issuance of common stock under the Committed Equity Facility	1,795	-
Repayment of long-term debt	(30,958)	(13)
Payment of issuance costs	(45,746)	(6,356)
Proceeds from exercise of stock options	269	98
Net cash provided by financing activities	77,678	43,729

Effect of exchange rate fluctuations on cash and cash equivalents	(34)	(126)

Net increase in cash and cash equivalents	8,498	5,194
Cash and cash equivalents at beginning of period	27,325	12,336
Cash and cash equivalents at end of period	$35,823	$17,530

Non-cash investing and financing activities:
Purchases of property, plant, and equipment not yet paid	$1,557	$701
Interest capitalized to property, plant, and equipment not yet paid	639	798
Depreciation and amortization capitalized to construction-in-process	158	-
Issuance costs not yet paid	2,687	713
Non-cash exchange and extinguishment of long-term debt	40,432	36,859
Issuance of common stock in exchange for non-controlling interest	-	23,743
Conversion of redeemable convertible preferred stock into common stock	8,000	-
Net settlement of liability-classified warrants into common stock	7,616	-
Net settlement of equity-classified warrants into common stock	(2)	-
Non-cash issuance of common stock in connection with PIPE Investment	10,060	-
Non-cash issuance of common stock in connection with financing transactions	27,304	-
Reclassification of liability-classified warrants and derivatives to equity-classified	11,007	-
Issuance of contingently issuable common stock	44,887	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Business

Terran Orbital Corporation, formerly known as Tailwind Two Acquisition Corp. (“Tailwind Two”), together with its wholly-owned subsidiaries (the “Company”), is a leading manufacturer of small satellites primarily serving the United States (“U.S.”) aerospace and defense industry. The Company provides end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and in-orbit support to meet the needs of its military, civil, and commercial customers. The Company has a foreign subsidiary based in Torino, Italy.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The COVID-19 Pandemic has contributed to a worldwide shortage of electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability to receive electronic components used in the Company’s operations has negatively affected its timing and ability to deliver products and services to customers as well as increased its costs in recent periods. The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and nine months ended September 30, 2022. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and condensed consolidated financial statements in future reporting periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the time of purchase.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates presented:

(in thousands)	September 30, 2022	December 31, 2021
Deferred debt commitment costs	$76	$46,632
Deferred equity issuance costs	-	6,085
Deferred cost of sales	1,158	2,950
Other current assets	7,441	1,972
Prepaid expenses and other current assets	$8,675	$57,639

As of December 31, 2021, deferred debt commitment costs related to warrants and other consideration transferred in association with a financing arrangement entered into in anticipation of the Tailwind Two Merger. The deferred debt commitment costs related to the Tailwind Two Merger were reclassified to discount on debt and deferred issuance costs in connection with the issuance of the associated debt in March 2022. As of September 30, 2022, deferred debt commitment costs related to third-party issuance costs for a financing transaction executed during the fourth quarter of 2022. Refer to Note 5 “Debt” and Note 6 “Warrants and Derivatives” for further discussion.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(in thousands)	September 30, 2022	December 31, 2021
Current warrant and derivative liabilities(1)	$-	$68,518
Payroll-related accruals	5,346	5,771
Current operating lease liabilities	1,253	-
Accrued interest	2,105	-
Other current liabilities	5,349	1,847
Accrued expenses and other current liabilities	$14,053	$76,136

(1) Refer to Note 6 “Warrants and Derivatives” for further discussion.

Research and Development

Research and development includes materials, labor, and overhead allocations attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Research and development expense was $5.5 million and $248 thousand during the three months ended September 30, 2022 and 2021, respectively, and $11.7 million and $1 million during the nine months ended September 30, 2022 and 2021, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, and contract assets.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Concentrations of credit risk with respect to accounts receivable and contract assets are limited because the Company performs credit evaluations, sets credit limits, and monitors the payment patterns of its customers.

The table below presents individual customers who accounted for more than 10% of the Company’s revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	77%	62%	75%	47%
Customer B	4%	15%	3%	7%
Total	81%	77%	78%	54%

The table below presents individual customers who accounted for more than 10% of the Company’s combined accounts receivable, net of allowance for credit losses, and contract assets, net of allowance for credit losses, as of the dates presented:

	September 30, 2022	December 31, 2021
Customer A	64%	19%
Customer B	14%	11%
Customer C	9%	22%
Customer D	2%	12%
Customer E	2%	20%
Total	91%	84%

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

Lease Accounting

ASU 2016-02, Leases (Topic 842), and related amendments, require lessees to recognize a right-of-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements. The Company adopted the guidance on January 1, 2022 using the optional transition method, which allowed the Company to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption with no restatement of comparative periods. The Company has also elected to apply the package of transitional practical expedients under which the Company did not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Additionally, the Company has elected the practical expedients to not separate non-lease components from lease components. The Company did not elect to apply the practical expedient related to short-term lease recognition exemption.

Upon transition to the guidance as of the date of adoption, the Company recognized operating lease liabilities on the condensed consolidated balance sheets with a corresponding amount of right-of-use assets, net of amounts reclassified from other assets and

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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
•
Launch Support: Launch support services relate to the design and manufacture of deployment systems in order to launch satellites for government and commercial customers. In addition, the Company will assist in the launch of a satellite into space by coordinating and securing launch opportunities with launch providers on behalf of a customer. Revenue associated with launch support services is recognized over time using the cost-to-cost input method. In certain instances, revenue associated with ensuring a successful launch of the satellite into space is recognized at a point in time when certain contractual milestones are achieved and invoiced. Launch support services are generally firm-fixed price arrangements.
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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Mission support	$25,554	$9,674	$57,945	$26,874
Launch support	826	14	1,422	1,030
Operations	865	539	1,598	1,653
Studies, design and other	585	28	1,349	601
Revenue	$27,830	$10,255	$62,314	$30,158

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
U.S. Government contracts
Fixed price	$13,505	$4,245	$34,173	$14,377
Cost-plus fee	2,320	1,485	7,408	2,911
	15,825	5,730	41,581	17,288

Foreign government contracts
Fixed price	1,420	1,748	3,031	2,745

Commercial contracts
Fixed price, U.S.	8,323	1,964	14,400	5,732
Fixed price, International	2,262	749	3,302	4,274
Cost-plus fee	-	64	-	119
	10,585	2,777	17,702	10,125

Revenue	$27,830	$10,255	$62,314	$30,158

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

As of September 30, 2022, the Company had approximately $198.0 million of remaining performance obligations. The Company estimates that approximately 71% of the remaining performance obligations as of September 30, 2022 will be completed and recognized as revenue by December 31, 2023, with the rest thereafter.

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

Contract assets from products and services for which the U.S. Government is the ultimate customer included in contract assets was $12.4 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.

The following is a summary of contract assets, net, recognized in the condensed consolidated balance sheets as of the dates presented:

(in thousands)	September 30, 2022	January 1, 2022(1)
Contract assets, gross	$15,117	$2,757
Allowance for credit losses	(104)	(82)
Contract assets, net	$15,013	$2,675

(1) Balances reflected are subsequent to the adoption of CECL on January 1, 2022.

As of September 30, 2022 and December 31, 2021, all contract assets were classified as current assets.

There were no material impairments of contract assets during the three or nine months ended September 30, 2022 or 2021.

Contract liabilities

Contract liabilities relate to advance payments and billings in excess of revenue recognized and are recognized into revenue as the Company satisfies the underlying performance obligations. Contract liabilities are classified as current and non-current based on the estimated timing in which the Company will satisfy the underlying performance obligations and are not considered to include a significant financing component as they are generally utilized to procure materials needed to satisfy a performance obligation or are used to ensure the customer meets contractual requirements.

As of September 30, 2022 and December 31, 2021, substantially all contract liabilities were classified as current liabilities.

During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $17.1 million and $16.1 million, respectively, that was previously included in the beginning balance of contract liabilities.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Accounts Receivable

Accounts receivable represent unconditional rights to consideration due from customers in the ordinary course of business and are generally due in one year or less. Accounts receivable are recorded at amortized cost less an allowance for credit losses, which is based on the Company’s assessment of the collectability of its accounts receivable. The Company reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice and the collection history of each customer. Accounts receivable that are deemed uncollectible are charged against the allowance for credit losses when identified.

Receivables from products and services for which the U.S. Government is the ultimate customer included in accounts receivable was $3.9 million and $2.1 million as of September 30, 2022 and December 31, 2021, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Beginning balance	$(945)	$(635)
Adoption of CECL	(39)	-
Provision for credit losses	(40)	(226)
Write-offs	790	4
Ending balance	$(234)	$(857)

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

The Company recorded increases in cost of sales related to the reserve for anticipated losses on contracts of $83 thousand and $572 thousand during the three and nine months ended September 30, 2022, respectively. The Company recorded decreases in cost of sales related to the reserve for anticipated losses on contracts of $501 thousand and $1.3 million during the three and nine months ended September 30, 2021, respectively.

Note 3 Inventory

Inventory consists of parts and sub-assemblies that are ultimately consumed in the manufacturing and final assembly of satellites. When an item in inventory has been identified and incorporated into a specific satellite, the cost of the sub-assembly is charged to cost of sales in the condensed consolidated statements of operations and comprehensive loss. Inventory is measured at the lower of cost or net realizable value. The cost of inventory includes direct material, direct labor, and manufacturing overhead and is determined on a first-in-first-out basis. Inventory is presented net of an allowance for losses associated with excess and obsolete items, which is estimated based on the Company’s current knowledge with respect to inventory levels, planned production, and customer demand.

The components of inventory as of the dates presented were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$12,043	$4,782
Work-in-process	4,915	3,001
Total inventory	$16,958	$7,783

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 4 Property, Plant, and Equipment, net

Property, plant, and equipment, net is stated at historical cost less accumulated depreciation. Cost for company-owned satellite assets includes amounts related to design, construction, launch, and commission. Cost for ground stations includes amounts related to construction and testing. Interest is capitalized on certain qualifying assets that take a substantial period of time to develop for their intended use. Depreciation expense is calculated using the sum-of-the-years’ digits or straight-line method over the estimated useful lives of the related assets as follows:

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

Depreciation expense was $911 thousand and $885 thousand during the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and 2.2 million during the nine months ended September 30, 2022 and 2021, respectively. Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation and net carrying amount of property, plant, and equipment, net as of the dates presented were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Machinery and equipment	$10,106	$7,607
Satellites	2,209	2,209
Ground station equipment	1,944	1,944
Office equipment and furniture	2,695	2,239
Computer equipment and software	133	142
Leasehold improvements	9,073	8,533
Construction-in-process	36,307	23,647
Property, plant, and equipment, gross	62,467	46,321
Accumulated depreciation	(13,603)	(10,791)
Property, plant, and equipment, net	$48,864	$35,530

Construction-in-process includes company-owned satellites, ground station equipment, and machinery not yet placed into service. The Company capitalized interest to construction-in-process of $648 thousand and $360 thousand during the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $798 thousand during the nine months ended September 30, 2022 and 2021, respectively.

The Company reviews property, plant, and equipment, net for impairment whenever events or changes in business circumstances indicate that the net carrying amount of an asset or asset group may not be fully recoverable. The Company groups assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the net carrying amount of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows of the asset group are less than its net carrying amount, an impairment loss is recognized based on the amount by which the net carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

There were no impairments of property, plant, and equipment during the three and nine months ended September 30, 2022 and 2021.

Note 5 Debt

Long-term debt as of the presented dates was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	September 30, 2022	December 31, 2021
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$30,289
Senior Secured Notes due 2026(1)	March 2021	April 2026	9.25% and 11.25%	Quarterly	56,581	94,686
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	24,375	-
Equipment financings(2)					895	-
Finance leases					432	53
Unamortized deferred issuance costs					(1,989)	(761)
Unamortized discount on debt					(93,245)	(9,119)
Total debt					107,072	115,148
Current portion of long-term debt					7,735	14
Long-term debt					$99,337	$115,134

(1) - Includes the Lockheed Martin Rollover Debt and Beach Point Rollover Debt, each as defined below.

(2) - Consists of equipment financing debt agreements with maturities through July 2028, annual interest rates ranging from 6.25% to 6.50%, and requiring monthly payments of interest and principal.

N/A - Not meaningful or applicable.

Significant changes in the Company’s long-term debt during the nine months ended September 30, 2022 were as follows:

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2022 and December 31, 2021, approximately $1.0 million and $289 thousand of contractual paid-in-kind interest was included in the outstanding principal balance of the Francisco Partners Facility, respectively.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2022, the amount of contractual paid-in-kind interest that was included in the outstanding principal balance of the Beach Point Rollover Debt was not material.

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

Subsequent Event: Convertible Notes due 2027

On October 31, 2022, the Company entered into a convertible note and warrant purchase agreement (the “Convertible Note and Warrant Purchase Agreement”) for the issuance and sale of second lien secured convertible notes in an aggregate principal amount of $100 million to Lockheed Martin (the “Convertible Notes due 2027”). The Convertible Notes due 2027 will mature on October 31, 2027 and bear interest at a rate of 10% per annum. Interest is payable quarterly on May 15th, August 15th, November 15th and February 15th of each calendar year, with the first such interest payment required to be made on February 15, 2023, and may be paid in cash or in kind at the election of the Company subject to the satisfaction of certain conditions. The Company intends to use the net proceeds from this transaction for general corporate purposes, including acquiring additional satellite assembly space, increasing its module production and for operating and working capital needs related to the manufacture and sale of small satellites to existing government, civil, and commercial customers, including Lockheed Martin.

The Convertible Notes due 2027 are convertible by their holders at any time prior to maturity into the number of shares of the Company’s common stock on the date of conversion obtained by dividing (i) the outstanding principal amount of the Convertible Notes due 2027, plus any accrued but unpaid interest, by (ii) a conversion price equal to $2.898 per share, representing the average of the closing price of the Company’s common stock from October 24, 2022 through October 28, 2022 plus a 15% premium. The conversion price is subject to anti-dilution adjustments customary for convertible debt securities. The Company has agreed to use reasonable best efforts to obtain shareholder approval for the issuance of shares of common stock issuable upon conversion of the Convertible Notes due 2027 and the exercise of the related 2027 Warrants (as defined below) by the holders that would exceed 30% of the common stock then outstanding at its next annual meeting; provided that, if such approval is not obtained and the holders seek to convert Convertible Notes due 2027 or exercise any related 2027 Warrants, the Company may settle the excess above any limit on said conversion and exercise of the

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

warrants set by applicable stock exchange rules in cash, as permitted by the Company’s Existing Debt Agreements (as defined below). Shares of common stock issuable upon conversion of the Convertible Notes due 2027 are subject to customary registration rights.

On or after May 1, 2024, the Company may redeem, at its option, for cash, all or any portion of the Convertible Notes due 2027, at a redemption price equal to 100% of the applicable principal amount to be redeemed, plus accrued and unpaid interest, subject to certain conditions. Upon the occurrence of a fundamental change, including certain change of control transactions of the Company, holders may require the Company to repurchase all or a portion of their Convertible Notes due 2027 at a repurchase price equal to 100% of the applicable principal amount to be repurchased, plus accrued and unpaid interest, subject to the satisfaction of certain conditions.

The Convertible Notes due 2027 are secured by a second lien on substantially all of the Company’s assets and are guaranteed, jointly and severally, by each of the Company’s wholly-owned domestic subsidiaries.

The Convertible Notes due 2027 include financial covenants that require that as of the last day of each fiscal quarter, the Company must have an aggregate amount of unrestricted cash and cash equivalents of at least (i) $10 million in the case of the fiscal quarter ending December 31, 2022 and (ii) $20 million plus 15% of certain aggregate funded indebtedness of the Company in the case of each fiscal quarter thereafter. In addition, the Company is required to at least break even on an EBITDA basis (as defined in the Convertible Note and Warrant Purchase Agreement) by June 30, 2024, subject to certain extensions.

In connection with the Convertible Note and Warrant Purchase Agreement, the Company entered into amendments to the FP Note Purchase Agreement and the note purchase agreements governing the Lockheed Martin Rollover Debt and Beach Point Rollover Debt (collectively, the “Existing Debt Agreements”), to among other things, provide consent for the Company to enter into the Convertible Note and Warrant Purchase Agreement as well as a First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests and certain other matters related to the Existing Debt Agreements. In addition, these amendments made certain changes to the Company’s Existing Debt Agreements to conform them to the language of the Convertible Note and Warrant Purchase Agreement, including amending the existing financial covenants to require the Company to at least break even on an EBITDA basis (as defined in the Existing Debt Agreements) by June 30, 2024, subject to certain extensions.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants recorded in warrant liabilities on the condensed consolidated balance sheets as of the presented dates were as follows:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of September 30, 2022	Issuance	Maturity	Exercise Price	September 30, 2022	December 31, 2021
Inducement Warrants	-	March 2021	March 2041	$0.01	$-	$5,631
Public Warrants	11,499,960	March 2021	March 2027	$11.50	2,300	-
Private Placement Warrants	7,800,000	March 2021	March 2027	$11.50	1,560	-
FP Combination Warrants	8,291,704	March 2022	March 2027	$10.00	17,578	-
Warrant liabilities	27,591,664				$21,438	$5,631

The fair values of liability-classified warrants and derivatives recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of the presented dates were as follows:

(in thousands)	September 30, 2022	December 31, 2021
FP Pre-Combination Warrants	$-	$2,546
Pre-Combination Warrants	-	849
FP Combination Warrants	-	27,682
Combination Warrants	-	7,602
FP Combination Equity	-	24,110
Combination Equity	-	5,729
Current warrant and derivative liabilities	$-	$68,518

The changes in fair value of liability-classified warrants and derivatives during the nine months ended September 30, 2022 were as follows:

(in thousands)	Current Warrant and Derivative Liabilities	Warrant Liabilities	Total
Beginning balance	$68,518	$5,631	$74,149
Initial recognition from Tailwind Two Merger	-	13,124	13,124
Change in fair value of warrant and derivative liabilities	13,342	(15,667)	(2,325)
Reclassification of current warrant and derivative liabilities to warrant liabilities	(25,966)	25,966	-
Reclassification of liability-classified warrants and derivatives to equity-classified	(11,007)	-	(11,007)
Net settlement of liability-classified warrants into common stock	-	(7,616)	(7,616)
Issuance of contingently issuable shares	(44,887)	-	(44,887)
Ending balance	$-	$21,438	$21,438

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Inducement Warrants

During the nine months ended September 30, 2021, warrants issued by Legacy Terran Orbital in connection with the issuance of the Senior Secured Notes due 2026 (the “Inducement Warrants”) were recognized at a fair value of $4.4 million in the condensed consolidated balance sheets, of which $2.5 million were recognized as discount on debt from the issuance of the Senior Secured Notes due 2026 and $1.9 million were recognized as a component of loss on extinguishment of debt in connection with the extinguishment of convertible notes. The change in fair value of the Inducement Warrants was not material during the three and nine months ended September 30, 2021.

As part of the Tailwind Two Merger, all of the Inducement Warrants were ultimately net settled into approximately 695 thousand shares of Terran Orbital Corporation’s common stock. As a result of the net settlement of the Inducement Warrants, the Company reclassified the fair value of the Inducement Warrants as of the date of the Tailwind Two Merger of $7.6 million to additional paid-in capital.

The Company recorded a loss on change in fair value of the Inducement Warrants of $2.0 million during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022 , the Company recorded a gain on change in fair value of the FP Pre-Combination Warrants of $2.5 million.

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

The FP Combination Equity and the FP Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 3.3 million shares of the Company's common stock were issued related to the FP Combination Equity, which resulted in the reclassification of the fair value of the FP Combination Equity as of the Tailwind Two Merger date of $36.4 million to additional paid-in capital. The Company recorded a loss on change in fair value of the FP Combination Equity of $12.3 million during the nine months ended September 30, 2022. In addition, approximately 8.3 million warrants were issued related to the FP Combination Warrants, resulting in the reclassification of the FP Combination Warrants to warrant liabilities on the condensed consolidated balance sheets. The Company recorded a gain on change in fair value of the FP Combination Warrants of $404 thousand and $10.1 million during the three and nine months ended September 30, 2022, respectively.

Pre-Combination and Combination Warrants and Derivatives

Upon initial funding of the Francisco Partners Facility and in connection with the amendment to the Senior Secured Notes due 2026 note purchase agreement in November 2021, the Company issued warrants to each of Lockheed Martin and Beach Point to purchase 0.25% of the fully diluted shares of Legacy Terran Orbital’s common stock on the same valuation and terms and conditions as the FP Pre-Combination Warrants (the “Pre-Combination Warrants”). The Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to their contractual provisions. The Company recorded a gain on change in fair value of the Pre-Combination Warrants of $849 thousand during the nine months ended September 30, 2022.

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

The Combination Equity and the Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 774 thousand shares of the Company's common stock were issued related to the Combination Equity resulting in the reclassification of the fair value of the Combination Equity as of the Tailwind Two Merger of $8.5 million to additional paid-in capital. The Company recorded a loss on change in fair value of the Combination Equity of $2.8 million during the nine months ended September 30, 2022. In addition, approximately 2.8 million warrants were issued related to the Combination Warrants, resulting in the reclassification of the fair value of the Combination Warrants as of the Tailwind Two Merger of $11 million to additional paid-in capital as the Combination Warrants now represent equity-classified financial instruments. The Company recorded a loss on change in fair value of the Combination Warrants of $3.4 million during the nine months ended September 30, 2022.

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

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement with respect to the shares underlying the warrants is then effective and a related prospectus is current, unless a valid exemption from registration is available. On April 22, 2022, the Company filed the Form S-1 with the SEC for, among other transactions, the registration of the shares of common stock issuable by the Company upon exercise of the Public Warrants. The Form S-1 was declared effective by the SEC on June 23, 2022. The Company will use its commercially reasonable efforts to maintain the effectiveness of the Form S-1, and a current prospectus relating thereto, until the expiration or redemption of the Public Warrants in accordance with the provisions of the warrant agreement. If the effectiveness of the Form S-1 or another registration statement covering the issuance of the shares of common stock issuable upon exercise of the Public Warrants is not maintained, holders may exercise such Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exemption. No Public Warrant will be exercisable for cash or on a cashless basis and the Company will not be obligated to issue shares upon exercise of a Public Warrant unless the underlying shares have been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company may redeem the outstanding Public Warrants when the price per share of the Company’s common stock equals or exceeds $18.00 as follows:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the closing price of the Company’s shares of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

•
if, and only if, the closing price of the Company’s shares of common stock equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption of the warrant holders; and
•
if the closing price of the Company’s shares of common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, the Company will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and the number of common shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Company recorded a gain on change in fair value of the Public Warrants of $3.3 million and $5.5 million during the three and nine months ended September 30, 2022, respectively.

Private Placement Warrants

As part of the Tailwind Two Merger, the Company assumed outstanding warrants that were previously issued in a private placement and that give the holders thereof the right to purchase an aggregate of 7.8 million shares of the Company's common stock for $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common shares issuable upon their exercise were not transferable, assignable or salable until 30 days after the completion of the Tailwind Two Merger. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. During April 2022, the Company filed a registration statement for the registration of the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants, which was declared effective by the SEC on June 23, 2022.

The Company recorded a gain on change in fair value of the Private Placement Warrants of $2.3 million and $3.7 million during the three and nine months ended September 30, 2022, respectively.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Subsequent Event: 2027 Warrants

In connection with the Convertible Note and Warrant Purchase Agreement, the Company issued warrants to purchase 17,253,279 shares of the Company’s common stock at an exercise price of $2.898 per share, representing the average of the closing price of the Company’s common stock from October 24, 2022 through October 28, 2022 plus a 15% premium, and expiring five years after the issuance date to Lockheed Martin (the “2027 Warrants”). Shares of common stock issuable upon exercise of the 2027 Warrants are subject to customary registration rights.

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

Warrant and Derivative Liabilities

As a result of the Tailwind Two Merger, the fair value measurements related to warrants and derivatives during the nine months ended September 30, 2022 were primarily based on the quoted market price of Terran Orbital Corporation's common stock and Public Warrants.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$96,018	$151,018	$115,095	$124,221
PIPE Investment Obligation	10,622	17,964	-	-

As of September 30, 2022, the fair value of the Company's long-term debt related to the Francisco Partners Facility, Lockheed Martin Rollover Debt, and Beach Point Rollover Debt was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow valuation method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields ranging plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

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

PredaSAR Merger

In March 2021, the Company entered into an agreement with non-controlling interest holders of convertible preferred stock in PredaSAR Corporation (“PredaSAR”) (the “Series Seed Preferred Stock”) to exchange all of the shares of the Series Seed Preferred Stock for shares of the Legacy Terran Orbital’s common stock (the “PredaSAR Merger”). The PredaSAR Merger resulted in the issuance of 10.7 million shares of common stock.

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

Committed Equity Facility

On July 5, 2022, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Committed Equity Facility, the Company has the right, but not the obligation, subject to certain conditions, to sell to B. Riley over a 24-month period up to the lesser of (i) $100 million of newly issued shares of the Company’s common stock and (ii) 27,500,000 shares of the Company’s common stock, which represents approximately 19.99% of the shares of the Company’s common stock outstanding

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

immediately prior to the execution of the Committed Equity Facility, unless the Company obtains shareholder approval to issue excess shares. In addition, the Company may not issue or sell any shares of common stock to B. Riley under the Committed Equity Facility that would result in B. Riley and its affiliates beneficially owning more than 4.99% of the Company’s outstanding shares of common stock. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on July 8, 2022, registering the resale by B. Riley of up to 27,714,791 shares of common stock to be issued by the Company to B. Riley pursuant to the Committed Equity Facility. Such resale registration statement was declared effective by the SEC on July 15, 2022.

The price per share of common stock sold by the Company to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley. The Company intends to use the net proceeds from the Committed Equity Facility for investment in growth and general corporate purposes.

The Committed Equity Facility represents a derivative instrument with a fair value of $0. Upon the sale and issuance of common stock under the Committed Equity Facility, the Company records the fair value of the common stock in additional paid-in capital and the difference in relation to the proceeds received to other expense in the condensed consolidated statements of operations and comprehensive loss as well as other non-cash operating cash flows in the condensed consolidated statements of cash flows. In addition, third-party costs incurred in connection with the Committed Equity Facility are expensed as incurred and included in other expense in the condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2022, the Company sold and issued 637,487 shares of common stock to B. Riley under the Committed Equity Facility, including 214,791 shares issued on July 5, 2022 as consideration for B. Riley’s commitment to enter into the Committed Equity Facility, resulting in proceeds received of $1.8 million and $1 million of other expense in the condensed consolidated statements of operations and comprehensive loss. In addition, the Company expensed third-party costs associated with the Committed Equity Facility of approximately $380 thousand and $773 thousand during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock.

Preferred Stock

Subsequent to the Tailwind Two Merger, the Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2022.

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

Share-based compensation expense totaled $9.2 million and $177 thousand during the three months ended September 30, 2022 and 2021, respectively, and $40.4 million and $531 thousand during the nine months ended September 30, 2022 and 2021, respectively. Prior to the closing of the Tailwind Two Merger, all of the Company's outstanding restricted stock units (“RSUs”) included a performance condition that required a liquidity event to occur in order to vest. Accordingly, the Company previously did not recognize share-based compensation expense associated with the RSUs as their performance condition was not probable of being met until such an event occurred. Upon closing of the Tailwind Two Merger, the Company recorded a cumulative catch-up of approximately $17.2

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

million in order to begin recognition of share-based compensation expense associated with these RSUs as the performance condition was met, of which $2.1 million was recorded to cost of sales and $15.1 million was recorded to selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss based on the classification of each employee's compensation expense.

2021 Plan

The 2021 Plan authorizes the issuance of no more than 13,729,546 shares of Terran Orbital Corporation's common stock pursuant to awards under the 2021 Plan. Beginning on January 1, 2022, the number of authorized shares issuable under the 2021 Plan is subject to an annual increase on the first day of each calendar year during the term of the 2021 Plan, equal to the lesser of (i) 3% of the aggregate number of shares of Terran Orbital Corporation’s common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Terran Orbital Corporation’s common stock as determined by the Company’s board of directors. Further, under the 2021 Plan, the number of authorized shares issuable under the 2021 Plan may be adjusted in case of changes to capitalization or other corporate events. As of September 30, 2022, there were approximately 16 million shares of Terran Orbital’s common stock underlying outstanding awards which were cancelled under the 2014 Plan and substituted for awards under the 2021 Plan. The shares underlying such substituted awards are incremental to, and do not count against, the authorized share pool of the 2021 Plan.

During the nine months ended September 30, 2022, the Company granted approximately 4.6 million RSUs under the 2021 Plan with a weighted average grant date fair value of $3.94 per unit. The majority of these RSUs will vest over a four year period and have a grant date fair value based on the public market price of the Company’s common stock as of the date of grant.

2014 Plan

During January 2022, the 2014 Plan was amended to authorize the issuance of no more than 941,355 shares of Legacy Terran Orbital’s common stock, which represents 25,967,343 shares of Terran Orbital Corporation’s common stock on a converted basis.

During the nine months ended September 30, 2022 and prior to the Tailwind Two Merger, the Company granted approximately 6.4 million RSUs under the 2014 Plan with a weighted-average grant date fair value of $8.12.

The majority of these RSUs (referred to as “Retention RSUs”) will generally vest on the later to occur of: (i) the first anniversary of the consummation of the Tailwind Two Merger and (ii) the trading price of the Company’s common stock equaling or exceeding $11.00 or $13.00, as applicable, for any 20 trading days within any consecutive 30-trading day period. The Retention RSUs expire five years from the Tailwind Two Merger if unvested. The derived service period for the Retention RSUs was estimated to be less than one year from the date of the Tailwind Two Merger based on the median weighted-average triggering event period determined using the Monte Carlo simulation model. As the derived service period is less than one year, the share-based compensation expense associated with the Retention RSUs will be recognized over a one-year period beginning from the consummation of the Tailwind Two Merger. In addition, the grant date fair value of the Retention RSUs was determined using the Monte Carlo simulation model using the following significant inputs and assumptions as of the valuation date: (i) the price per share of Terran Orbital Corporation’s common stock, (ii) the risk-free interest rate, (iii) the dividend yield, (iv) the estimated volatility, and (v) a discount for lack of marketability.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

PredaSAR Plan

In connection with the PredaSAR Merger, the PredaSAR Corporation 2020 Equity Incentive Plan (the “PredaSAR Plan”) was terminated. The stock options granted under the PredaSAR Plan were modified by cancellation and replacement with RSUs granted under the 2014 Plan. The incremental share-based compensation to be recognized over the service period of the RSUs as a result of the modification totaled approximately $445 thousand and was based on the incremental fair value of the RSUs granted compared to the fair value of the stock options immediately prior to cancellation. The Company did not recognize any incremental share-based compensation expense associated with the RSUs during the three or nine months ended September 30, 2021 as the performance condition was not probable of being met until a liquidity event occurs. However, the Company continued to recognize share-based compensation expense related to the original grant date fair value of the cancelled stock options as the stock options were probable of vesting pursuant to their original terms.

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

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of September 30,
(in shares of common stock)	2022	2021
Series A Preferred Stock	—	10,947,686
Stock options	1,806,287	2,407,046
Restricted stock units	15,172,238	15,148,203
Detachable Warrants	—	26,029,630
Inducement Warrants	—	463,567
FP Combination Warrants	8,291,704	—
Combination Warrants	2,763,902	—
Public Warrants	11,499,960	—
Private Placement Warrants	7,800,000
PIPE Investment Obligation	12,711,864	—

The Convertible Notes due 2027, which may be converted into 34,506,556 shares of common stock at the time of issuance, as well as the 2027 Warrants represent additional securities that could potentially be dilutive in the future.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share and share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(27,355)	$(12,365)	$(131,001)	$(98,729)
Denominator:
Weighted-average shares outstanding - basic and diluted	143,276,708	78,420,818	123,317,997	76,099,905
Net loss per share - basic and diluted	$(0.19)	$(0.16)	$(1.06)	$(1.30)

Note 11 Income Taxes

Provision for income taxes for the three months ended September 30, 2022 was $54 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from the Company’s foreign subsidiary.

Provision for income taxes for the three months ended September 30, 2021 was $0, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized.

Provision for income taxes for the nine months ended September 30, 2022 was $58 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from the Company’s foreign subsidiary.

Provision for income taxes for the nine months ended September 30, 2021 was $22 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was related to the Company’s foreign subsidiary as well as a nominal income tax refund received during the period.

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

Customer Contractual Dispute

In January 2019, the Company entered into a contract (and other related agreements) with a customer to provide mission support and launch support services. During 2021, a contractual dispute arose between the Company and the customer. In April 2022, the Company entered into a confidential settlement agreement with the customer and agreed to pay the customer $833 thousand. The settlement amount was satisfied on an installment payment basis and was fully paid as of September 30, 2022. As of December 31, 2021, the Company had accrued $800 thousand for the settlement.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Commercial Agreements

The Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of a PIPE investor. These commercial agreements became effective upon the closing of the Tailwind Two Merger. As of September 30, 2022, approximately $18 million of purchase obligations remained outstanding under the commercial agreements.

During the nine months ended September 30, 2022, the Company entered into a purchase commitment of $22.4 million associated with the procurement of components related to a customer program. As of September 30, 2022, approximately $17.9 million of the commitment was outstanding.

Note 13 Related Party Transactions

Lockheed Martin

Lockheed Martin, directly and through its wholly-owned subsidiary Astrolink International, LLC ("Astrolink"), is a significant holder of debt and equity instruments in the Company. Refer to Note 5 "Debt" and Note 6 "Warrants and Derivatives" for further discussion regarding debt and equity transactions with Lockheed Martin.

Strategic Cooperation Agreement

On June 26, 2017, the Company entered into a strategic cooperation agreement with Lockheed Martin (the "Strategic Cooperation Agreement") pursuant to which the parties agreed to (i) collaborate on the development, production and sale of satellites for use in U.S. Government spacecraft and spacecraft procurements and (ii) establish a cooperation framework to enable the parties to enter into projects, research and development agreements and other collaborative business arrangements and “teaming activities.” In connection with the issuance of the Senior Secured Notes due 2026, the Company and Lockheed Martin amended and restated the Strategic Cooperation Agreement to, among other things, extend the term to March 8, 2026. In connection with the Merger Agreement, the Strategic Cooperation Agreement was further amended and restated to extend the term to October 28, 2030 and was subsequently extended for an additional twelve months to October 28, 2031 in March 2022 pursuant to the then existing contractual terms.

On October 31, 2022, in connection with the Convertible Note and Warrant Purchase Agreement, the Company and Lockheed Martin terminated the Strategic Cooperation Agreement, as amended, and entered into a new Strategic Cooperation Agreement (the “2022 SCA”), pursuant to which the parties have agreed to continue to share business development opportunities and work collaboratively on small satellite and other aerospace and defense opportunities and ventures. Unless earlier terminated, the 2022 SCA has a term of 13 years and will terminate in 2035. During the term of the 2022 SCA, Lockheed Martin will be entitled to appoint a director to the Company’s board of directors and to appoint a separate board observer. As part of the 2022 SCA, the Company has also agreed that it will not make any public announcement with respect to, or seek approval by the board of directors of, any sale transaction or Fundamental Change (as defined in the Convertible Note and Warrant Purchase Agreement) with respect to the Company, or any other extraordinary transaction involving the Company, with any other person regarding any of the foregoing, without giving prior notice to Lockheed Martin and to include Lockheed Martin in any such sale process, in each case, subject to the fiduciary duties of the board of directors and management of the Company.

Revenue

The Company recognized revenue from Lockheed Martin of $21.4 million and $6.3 million during the three months ended September 30, 2022 and 2021, respectively, and $46.5 million and $14.2 million during the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company had accounts receivable due from Lockheed Martin of $2.4 million and $530 thousand as of September 30, 2022 and December 31, 2021, respectively, and contract assets from contracts with Lockheed Martin of $10.3 million and $707 thousand as of September 30, 2022 and December 31, 2021, respectively. The Company had contract liabilities from contracts with Lockheed Martin of $29.6 million and $13.9 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, programs associated with Lockheed Martin represented approximately 82% and 56% of the Company's remaining performance obligations, respectively.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

GeoOptics, Inc.

The Company owns a non-controlling equity interest in GeoOptics, Inc. (“GeoOptics”), a privately held company engaged in the acquisition and sale of Earth observation data and a purchaser of products and services from the Company. Additionally, one of the Company’s executive officers serves as a member of the GeoOptics board of directors. As of September 30, 2022 and December 31, 2021, the Company’s $1.7 million investment in GeoOptics represented less than a 3% ownership interest and was fully impaired.

The Company recognized revenue from GeoOptics of $190 thousand and $307 thousand during the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.1 million during the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company had accounts receivable due from GeoOptics of $381 thousand and $470 thousand as of September 30, 2022 and December 31, 2021, respectively, and contract assets from contracts with GeoOptics of $76 thousand and $40 thousand as of as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, programs associated with GeoOptics represented approximately 0% and 9% of the Company's remaining performance obligations, respectively.

Transactions with Chairman and CEO

The Company leases office space in a building beneficially owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $59 thousand and $57 thousand during the three months ended September 30, 2022 and 2021, respectively, and $175 thousand and $114 thousand during the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2021, the Company's Chairman and CEO was paid $125 thousand for consulting services. There were no fees paid to the Company's Chairman and CEO for consulting services during the nine months ended September 30, 2022.

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

•
Earth Observation Solutions

Through the Satellite Solutions segment, the Earth Observation Solutions segment has commenced developing satellites featuring synthetic aperture radar capabilities to provide Earth observation data and mission solutions. These capabilities are intended to provide the ability to observe and detect during day and night and through clouds and other interference. The Earth Observation Solutions segment is still in its developmental stage and does not yet generate any material revenue.

The Company initially intended to develop, build, launch, and operate a constellation of company-owned Earth observation satellites. In connection with the issuance of the Convertible Notes due 2027 and the allocation of production capacity to fulfill existing customer programs, the Company determined the most financially efficient method of providing advanced satellite imagery is to offer its Earth observation satellites as a product as opposed to a company-owned and operated constellation. The Company is currently evaluating its options related to its constellation construction-in-process assets, which may result in an

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

impairment in future reporting periods. Accordingly, the Company will re-evaluate the manner in which the CODM evaluates performance and makes decisions about how to allocate resources during the fourth quarter of 2022, which may result in a change in its operating and reportable segment structure.

The CODM uses income (loss) from operations by segment as the segment profitability measure in order to evaluate segment performance. Income (loss) from operations by segment excludes share-based compensation expense and corporate and other costs included within the Company’s consolidated income (loss) from operations.

The CODM does not review the Company's assets by segment; therefore, such information is not presented.

The following table presents revenue by segment and a reconciliation to consolidated revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Satellite Solutions	$27,286	$10,230	$61,149	$30,133
Earth Observation Solutions	544	25	1,165	25
Revenue	$27,830	$10,255	$62,314	$30,158

The following table presents income (loss) from operations by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Satellite Solutions	$(6,124)	$(792)	$(17,829)	$(239)
Earth Observation Solutions	(490)	(846)	(1,566)	(2,961)
Loss from operations by segment	$(6,614)	$(1,638)	$(19,395)	$(3,200)

The following table presents depreciation and amortization included in income (loss) from operations by segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Satellite Solutions	$680	$877	$1,962	$2,209
Earth Observation Solutions	184	-	552	-
Depreciation and amortization by segment	$864	$877	$2,514	$2,209

The following table presents a reconciliation of income (loss) from operations by segment to consolidated income (loss) from operations and net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Loss from operations by segment	$(6,614)	$(1,638)	$(19,395)	$(3,200)
Corporate and other	(8,841)	(8,130)	(31,004)	(20,596)
Share-based compensation expense	(9,204)	(177)	(40,354)	(531)
Loss from operations	(24,659)	(9,945)	(90,753)	(24,327)
Interest expense, net	7,147	2,630	17,007	6,174
Loss on extinguishment of debt	-	-	23,141	68,102
Change in fair value of warrant and derivative liabilities	(6,001)	(205)	(2,325)	76
Other expense (income)	1,496	(5)	2,367	28
Loss before income taxes	(27,301)	(12,365)	(130,943)	(98,707)
Provision for income taxes	54	-	58	22
Net loss	$(27,355)	$(12,365)	$(131,001)	$(98,729)

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents the amounts reported in the Company’s condensed consolidated balance sheets related to operating and finance leases as of the dates presented:

(in thousands)	Classification	September 30, 2022	January 1, 2022
Right-of-use assets:
Operating	Other assets	$16,438	$6,550
Finance	Property, plant, and equipment, net	424	48
Total right-of-use assets		$16,862	$6,598

Lease liabilities
Operating	Accrued expenses and other current liabilities	$1,253	$166
Finance	Current portion of long-term debt	88	14
Operating	Other liabilities	19,255	7,962
Finance	Long-term debt	344	39
Total lease liabilities		$20,940	$8,181

The following is a summary of the Company’s lease cost for the periods presented:

Lease cost (in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$1,824	$4,934
Finance lease cost
Amortization of right-of-use assets	19	26
Interest on lease liabilities	5	9
Variable lease costs	196	670
Total lease cost	$2,044	$5,639

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the period presented:

Other information (in thousands)	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,610
Operating cash flows from finance leases	9
Financing cash flows from finance leases	22
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	10,544
Finance leases	402

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the date presented:

Lease term and discount rate	September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	7.0
Finance leases	4.7
Weighted-average discount rate
Operating leases	30.47%
Finance leases	6.66%

The following is a maturity analysis related to the Company’s operating and finance leases as of September 30, 2022:

Maturity of lease liabilities (in thousands)	Operating Leases	Finance Leases
2022	$1,574	$28
2023	6,996	113
2024	7,121	103
2025	7,104	101
2026	7,147	99
Thereafter	22,884	53
Total lease payments	52,826	497
Less interest	32,318	65
Total lease liabilities	$20,508	$432

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2021, which is presented in accordance with ASC 840, Leases:

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

OVERVIEW

Terran Orbital Corporation, formerly known as Tailwind Two Acquisition Corp. (“Tailwind Two”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “Terran Orbital”), is a leading manufacturer of small satellites primarily serving the United States (“U.S.”) aerospace and defense industry. We provide end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and in-orbit support to meet the needs of our military, civil, and commercial customers. We have a foreign subsidiary based in Torino, Italy.

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

•
Earth Observation Solutions

Through the Satellite Solutions segment, the Earth Observation Solutions segment has commenced developing satellites featuring synthetic aperture radar capabilities to provide Earth observation data and mission solutions. These capabilities are intended to provide the ability to observe and detect during day and night and through clouds and other interference. The Earth Observation Solutions segment is still in its developmental stage and does not yet generate any material revenue.

We initially intended to develop, build, launch, and operate a constellation of company-owned Earth observation satellites. In connection with a financing transaction in October 2022 and the allocation of production capacity to fulfill existing customer programs, we determined the most financially efficient method of providing advanced satellite imagery is to offer our Earth observation satellites as a product as opposed to a company-owned and operated constellation. We are currently evaluating our options related to our constellation construction-in-process assets, which may result in an impairment in future reporting periods. Accordingly, we will re-evaluate the manner in which the CODM evaluates performance and makes decisions about how to allocate resources during the fourth quarter of 2022, which may result in a change in our operating and reportable segment structure.

The CODM uses income (loss) from operations by segment as the segment profitability measure in order to evaluate segment performance. Income (loss) from operations by segment excludes share-based compensation expense and corporate and other costs included within the Company’s consolidated income (loss) from operations.

FACTORS AFFECTING OPERATING RESULTS

Our financial success is based on our ability to deliver high quality products and services on a timely basis and at a cost-effective price for our customers. With the majority of our contracts with customers reflecting firm fixed pricing structures, our gross profit is dependent on the efficient and effective execution of our contracts. Our ability to maximize gross profit may be impacted by, but not limited to, unanticipated cost overruns, disruptions in our supply chains, and learning curve costs related to developing new and innovative technology, including the expansion of our offerings to include additional satellite bus designs, payload solutions, satellite subassemblies and components, and other defense-related products.

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

We are actively executing on our growth initiatives with significant increases in headcount as well as the expansion of manufacturing and assembly facilities and office space at our Irvine, California location (which manufacturing facilities were originally planned to be located at Florida’s Space Coast), in order to position ourselves to be awarded larger contracts with recurring revenue opportunities. Our portfolio of contracts includes several technology demonstrations, studies, and prototypes with the potential for option exercises or follow-on contracts for multiple-satellite constellations. As of September 30, 2022, we have identified over 140 opportunities representing approximately $15 billion in potential revenue for our Satellite Solutions segment. However, these opportunities are subject to numerous uncertainties, including but not limited to: the customer may withdraw the opportunity, we may not submit a proposal, or we may not win a contract award or the full value of the award. Accordingly, we expect these opportunities to result in only a fraction of the potential revenue, which amount is not determinable with any degree of certainty.

We may experience variability in the profitability of our contracts in the future and such future variability may occur at levels and frequencies different from historical experience. Such variability in profitability may be due to strategic decisions, cost overruns or other circumstances within or outside of our control. Accordingly, our historical experience with profitability on our contracts is not indicative or predictive of future experience.

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

The COVID-19 Pandemic has contributed to a worldwide shortage of electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability to receive electronic components used in our operations has negatively affected our timing and ability to deliver products and services to customers as well as increased costs in recent periods. We have considered the emergence and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and nine months ended September 30, 2022. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and condensed consolidated financial statements in future reporting periods.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table presents our consolidated results of operations for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Revenue	$27,830	$10,255	$17,575
Cost of sales	27,793	8,768	19,025
Gross profit	37	1,487	(1,450)
Selling, general, and administrative expenses	24,696	11,432	13,264
Loss from operations	(24,659)	(9,945)	(14,714)
Interest expense, net	7,147	2,630	4,517
Change in fair value of warrant and derivative liabilities	(6,001)	(205)	(5,796)
Other expense (income)	1,496	(5)	1,501
Loss before income taxes	(27,301)	(12,365)	(14,936)
Provision for income taxes	54	-	54
Net loss	$(27,355)	$(12,365)	$(14,990)

Revenue

The following table presents revenue by segment for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$27,286	$10,230	$17,056
Earth Observation Solutions	544	25	519
Revenue	$27,830	$10,255	$17,575

The increase in revenue attributable to the Satellite Solutions segment was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the three months ended September 30, 2022, we adjusted the estimate-at-completion (“EAC”) on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $100 thousand negative impact to revenue in the Satellite Solutions segment. While we believe our estimates as of September 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage during the reporting period and generated limited revenue from studies and technology demonstrations.

Cost of Sales

The following table presents cost of sales by segment and other components for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$24,698	$8,675	$16,023
Earth Observation Solutions	380	25	355
Share-based compensation expense	2,715	68	2,647
Cost of Sales	$27,793	$8,768	$19,025

The increase in cost of sales was primarily due to (i) an increase of $15.0 million in labor, materials, third-party services, overhead, and other direct costs incurred in satisfying our customer contracts in the Satellite Solutions segment, (ii) an increase in share-based compensation expense due to the ongoing recognition of expense associated with awards that included a liquidity event, such as the Tailwind Two Merger in March 2022, as a vesting condition, (iii) an increase of $584 thousand related to reserves for anticipated losses on contracts, and (iv) an increase of $320 thousand related to our ground station network.

During the three months ended September 30, 2022, we adjusted the EAC on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $1.9 million negative impact to cost of sales in the Satellite Solutions segment. While we believe our estimates as of September 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage during the reporting period and generated limited revenue from studies and technology demonstrations, incurring limited cost of sales.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses by segment and other components for the periods presented:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$8,710	$2,347	$6,363
Earth Observation Solutions	654	846	(192)
Corporate and other	8,843	8,130	713
Share-based compensation expense	6,489	109	6,380
Selling, general, and administrative expenses	$24,696	$11,432	$13,264

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase in share-based compensation expense due to the ongoing recognition of share-based compensation expense associated with awards that included a liquidity event, such as the Tailwind Two Merger in March 2022, as a vesting condition;
•
an increase in research and development activities, exclusive of allocated share-based compensation and depreciation, in the Satellite Solutions segment of $3.3 million related to the development of new and improved future customer offerings;
•
an increase in expenses, net of overhead allocations, of $3.1 million in the Satellite Solutions segment due to incremental headcount, additional leases for manufacturing facilities and office space, incremental technology solutions utilized, and other selling, general, and administrative expenses as part of the Company's growth initiatives;
•
an increase in corporate insurance expense of $1.3 million as a result of the Company becoming a public company in March 2022;
•
an increase in corporate technology costs of $567 thousand due to an increase in overall headcount and solutions utilized;
•
an increase in corporate facility costs of $384 thousand due to leases for office locations that commenced throughout 2021; and
•
an increase of $184 thousand in depreciation and amortization expense in the Earth Observation Solutions segment due to a company-owned satellite that was placed in service in 2021.

The increase in selling, general, and administrative expenses was partially offset due to the following:

•
a decrease in corporate accounting, legal, and other professional fees of $1.5 million primarily driven by a decrease in non-recurring costs of becoming a public company, partially offset by an increase in recurring costs of being a public company;
•
a reduction in salaries and wages of $367 thousand in the Earth Observation Solutions as a result of the prioritization of resources to focus on U.S. Government programs during the three months ended September 30, 2022; and
•
a reduction in corporate salaries and wages of $306 thousand driven by turnover in the management team.

Interest Expense, net

The increase in interest expense, net was due to an increase in amortization related to discount on debt of $3.3 million and an increase in contractual interest of $1.5 million as a result of higher debt balances with lower interest rates each due to our financing transactions during 2021 and 2022. These increases were partially offset by an increase in capitalized interest of $288 thousand associated with the development of our Earth observation constellation.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the three months ended September 30, 2022, the gain on change in fair value was due to the decrease in fair value of outstanding warrant liabilities driven by a decrease in the Company’s price per warrant and price per share of common stock.

During the three months ended September 30, 2021, the gain on change in fair value was not material.

Other Expense (Income)

During the three months ended September 30, 2022, other expense primarily related to $1 million of expense associated with the fair value of common stock issued as consideration for the execution of our committed equity facility and $380 thousand of non-recurring legal and accounting fees associated with this transaction.

During the three months ended September 30, 2021, other income was not material.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2022 was $54 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was related to taxable income from our foreign subsidiary.

Provision for income taxes for the three months ended September 30, 2021 was $0, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table presents our consolidated results of operations for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Revenue	$62,314	$30,158	$32,156
Cost of sales	68,784	23,905	44,879
Gross (loss) profit	(6,470)	6,253	(12,723)
Selling, general, and administrative expenses	84,283	30,580	53,703
Loss from operations	(90,753)	(24,327)	(66,426)
Interest expense, net	17,007	6,174	10,833
Loss on extinguishment of debt	23,141	68,102	(44,961)
Change in fair value of warrant and derivative liabilities	(2,325)	76	(2,401)
Other expense	2,367	28	2,339
Loss before income taxes	(130,943)	(98,707)	(32,236)
Provision for income taxes	58	22	36
Net loss	$(131,001)	$(98,729)	$(32,272)

Revenue

The following table presents revenue by segment for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$61,149	$30,133	$31,016
Earth Observation Solutions	1,165	25	1,140
Revenue	$62,314	$30,158	$32,156

The increase in revenue attributable to the Satellite Solutions segment was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the nine months ended September 30, 2022, we adjusted the EAC on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $5 million negative impact to revenue in the Satellite Solutions segment. While we believe our estimates as of September 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage during the reporting period and generated limited revenue from studies and technology demonstrations.

Cost of Sales

The following table presents cost of sales by segment and other components for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$58,050	$23,778	$34,272
Earth Observation Solutions	677	25	652
Share-based compensation expense	10,057	102	9,955
Cost of Sales	$68,784	$23,905	$44,879

The increase in cost of sales was primarily due to (i) an increase of $32.0 million in labor, materials, third-party services, overhead, and other direct costs incurred in satisfying our customer contracts in the Satellite Solutions segment, (ii) an increase in share-based compensation expense due to the ongoing recognition and a $2.1 million non-recurring cumulative recognition of share-based compensation expense associated with awards that included a liquidity event, such as the Tailwind Two Merger in March 2022, as a vesting condition, (iii) an increase of $1.9 million related to reserves for anticipated losses on contracts, and (iv) an increase of $906 thousand related to our ground station network.

During the nine months ended September 30, 2022, we adjusted the EAC on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $4.8 million negative impact to cost of sales in the Satellite Solutions segment. While we believe our estimates as of September 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

The Earth Observation Solutions segment was still in its developmental stage during the reporting period and generated limited revenue from studies and technology demonstrations, incurring limited cost of sales.

Selling, General, and Administrative Expenses

The following table presents selling, general, and administrative expenses by segment and other components for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Satellite Solutions	$20,927	$6,594	$14,333
Earth Observation Solutions	2,054	2,961	(907)
Corporate and other	31,005	20,596	10,409
Share-based compensation expense	30,297	429	29,868
Selling, general, and administrative expenses	$84,283	$30,580	$53,703

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
•
an increase in expenses, net of overhead allocations, of $7.3 million in the Satellite Solutions segment due to incremental headcount, additional leases for manufacturing facilities and office space, incremental technology solutions utilized, and other selling, general, and administrative expenses as part of the Company's growth initiatives;
•
an increase in research and development activities, exclusive of allocated share-based compensation and depreciation, in the Satellite Solutions segment of $7.0 million related to the development of new and improved future customer offerings;
•
an increase in corporate salaries and wages of $4.5 million in connection with the Company’s expansion of corporate functions;
•
an increase in corporate insurance expense of $2.7 million as a result of the Company becoming a public company in March 2022;
•
an increase in corporate technology costs of $1.5 million due to an increase in overall headcount and solutions utilized;
•
an increase in corporate facility costs of $1.4 million due to leases for office locations that commenced throughout 2021;
•
an increase in corporate travel and marketing expenses of $745 thousand; and
•
an increase of $552 thousand in depreciation and amortization expense in the Earth Observation Solutions segment due to a company-owned satellite that was placed in service in 2021.

The increase in selling, general, and administrative expenses was partially offset due to the following:

•
a decrease in corporate accounting, legal, and other professional fees of $1.0 million primarily driven by a decrease in non-recurring costs of becoming a public company, partially offset by an increase in recurring costs of being a public company; and
•
a reduction in salaries and wages of $932 thousand in the Earth Observation Solutions as a result of the prioritization of resources to focus on U.S. Government programs during the nine months ended September 30, 2022.

Interest Expense, net

The increase in interest expense, net was due to an increase in amortization related to discount on debt of $6.9 million and an increase in contractual interest of $5.0 million primarily as a result of higher debt balances each due to our financing transactions during 2021 and 2022. These increases were partially offset by an increase in capitalized interest of $991 thousand associated with the development of our Earth observation constellation.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2022, loss on extinguishment of debt totaled $23 million and related to the refinancing and extinguishment of our debt obligations in connection with the Tailwind Two Merger.

During the nine months ended September 30, 2021, loss on extinguishment of debt totaled $68 million and related to a $71 million loss associated with the refinancing of convertible note instruments, partially offset by a $2.6 million gain related to the extinguishment of a loan related to the Paycheck Protection Program.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the nine months ended September 30, 2022, the gain on change in fair value was due to a decrease in fair value of $19.3 million related to warrant liabilities subsequent to the Tailwind Two Merger driven by a decrease in the Company’s price per warrant and price share of common stock, partially offset by a net increase in fair value of $17 million related to warrant and derivative instruments that were ultimately settled as part of the Tailwind Two Merger.

During the nine months ended September 30, 2021, the loss on change in fair value was not material.

Other Expense

During the nine months ended September 30, 2022, other expense primarily related to $1.1 million of non-recurring legal and accounting fees expensed in connection with our financing transactions and $1 million of expense associated with the fair value of common stock issued as consideration for the execution of our committed equity facility.

During the nine months ended September 30, 2021, other expense was not material.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2022 was $58 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from our foreign subsidiary.

Provision for income taxes for the nine months ended September 30, 2021 was $22 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was related to our foreign subsidiary as well as a nominal income tax refund received during the period.

NON-GAAP MEASURES

To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose the non-GAAP financial measures Adjusted Gross Profit and Adjusted EBITDA. These non-GAAP measures may be different from non-GAAP measures made by other companies. These measures may exclude items that are significant in understanding and assessing our financial results. Therefore, these measures should not be considered in isolation or as an alternative to net income or other measures of financial performance or liquidity under GAAP.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Gross profit	$37	$1,487	$(1,450)
Share-based compensation expense	2,715	68	2,647
Depreciation and amortization	486	518	(32)
Adjusted gross profit	$3,238	$2,073	$1,165

The increase in Adjusted Gross Profit was largely due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods, partially offset by adjustments to the EAC on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $2 million negative impact to Adjusted Gross Profit. While we believe our estimates as of September 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Gross (loss) profit	$(6,470)	$6,253	$(12,723)
Share-based compensation expense	10,057	102	9,955
Depreciation and amortization	1,529	1,415	114
Adjusted gross profit	$5,116	$7,770	$(2,654)

The decrease in Adjusted Gross Profit was largely due to adjustments to the EAC on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $9.8 million negative impact to Adjusted Gross Profit, partially offset by the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods. While we believe our estimates as of September 30, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	$ Change
Net loss	$(27,355)	$(12,365)	$(14,990)
Interest expense, net	7,147	2,630	4,517
Provision for income taxes	54	-	54
Depreciation and amortization	911	885	26
Share-based compensation expense	9,204	177	9,027
Change in fair value of warrant and derivative liabilities	(6,001)	(205)	(5,796)
Other, net(a)	2,134	200	1,934
Adjusted EBITDA	$(13,906)	$(8,678)	$(5,228)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company and financing transactions are included herein.

The decrease in Adjusted EBITDA was primarily due to an increase in selling, general, and administrative expenses related to salaries and wages, research and development, facility expenses, and other operating costs as a result of our growth initiatives, partially offset by an increase in gross profit. Refer to the discussions above under “Results of Operations” for further details.

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Net loss	$(131,001)	$(98,729)	$(32,272)
Interest expense, net	17,007	6,174	10,833
Provision for income taxes	58	22	36
Depreciation and amortization	2,612	2,217	395
Share-based compensation expense	40,354	531	39,823
Loss on extinguishment of debt	23,141	68,102	(44,961)
Change in fair value of warrant and derivative liabilities	(2,325)	76	(2,401)
Other, net(a)	6,755	6,754	1
Adjusted EBITDA	$(43,399)	$(14,853)	$(28,546)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company and financing transactions are included herein.

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

Our backlog totaled $198.0 million and $73.9 million as of September 30, 2022 and December 31, 2021, respectively. The increase in backlog was primarily due to a new award to build 42 satellites for the U.S. Space Development Agency's ("SDA") Tranche 1 of the Transport Layer. The award is in addition to the 10 satellites we are building for the SDA's Tranche 0 of the Transport Layer.

As of September 30, 2022, programs associated with Lockheed Martin represented approximately 82% of the Company’s backlog.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically funded our operations primarily through the issuance of debt and equity securities. Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to meet operational needs, (iii) upgrade of information technology, (iv) research and development initiatives, and (v) continued buildout of corporate functions and public company compliance requirements, inclusive of accounting and legal fees. Our long-term liquidity requirements include initiatives related to (i) design and development of payload solutions, (ii) expansion of advanced manufacturing and assembly facilities and capabilities, and (iii) development of new satellite components, infrastructure, and software. The timing and amount of spend on these initiatives may be materially delayed, reduced, and cancelled as a result of the level of our financial resources and available financing opportunities. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred as a result of the Tailwind Two Merger. Our sources of liquidity include cash generated from operations, potential proceeds from the exercise of warrants, and potential proceeds from the issuance of debt and/or equity securities, inclusive of sales of common stock through our Committed Equity Facility (as defined below) and the issuance of the Convertible Notes due 2027 (as defined below).

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

We believe that there are no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants and that the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of November 7, 2022, the market price of our common stock is less than the exercise price for all warrants. Furthermore, the initial resale of our common stock by existing shareholders could result in a significant decline in the public trading price of our common stock. These sales, or the possibility that these sales may occur may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe that based on the current trading prices of our common stock it is unlikely that we will receive cash proceeds from the exercise of warrants in the next twelve months. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants outstanding as of September 30, 2022 for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $332.5 million, excluding the 2027 Warrants (as defined below).

As of September 30, 2022, we had $35.8 million of cash and cash equivalents, which included $2.1 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, the earnings of our foreign subsidiary are essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

In order to proceed with our strategic business plan, we may need to raise additional funds in the future through the issuance of additional debt, equity (including additional equity through our Committed Equity Facility, as defined below), or other commercial arrangements, which may not be available to us when needed or on terms that we deem to be favorable. To the extent we raise additional capital through the sale of equity or convertible securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of our strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms.

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

Long-term Debt

As of September 30, 2022, long-term debt was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	September 30, 2022
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Senior Secured Notes due 2026(1)	March 2021	April 2026	9.25% and 11.25%	Quarterly	56,581
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	24,375
Equipment Financings(2)					895
Finance leases					432
Unamortized deferred issuance costs					(1,989)
Unamortized discount on debt					(93,245)
Total debt					107,072
Current portion of long-term debt					7,735
Long-term debt					$99,337

(1) - Includes the Lockheed Martin Rollover Debt and Beach Point Rollover Debt, each as defined below.

(2) - Consists of equipment financing debt agreements with maturities through July 2028, annual interest rates ranging from 6.25% to 6.50%, and requiring monthly payments of interest and principal.

N/A - Not meaningful or applicable.

Significant changes in our long-term debt during the nine months ended September 30, 2022 were as follows:

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

On March 25, 2022, we further amended the FP Note Purchase Agreement to, among other things, (i) decrease the principal amount of senior secured notes that may be issued under the Francisco Partners Facility to up to $119 million, (ii) amend certain existing covenants, as described below, (iii) add an additional covenant, as described below, (iv) revise the maturity date to April 1, 2026, and (v) change the timing of quarterly interest payments to May 15th, August 15th, November 15th and February 15th of each calendar year, with the first such interest payment required to be made on May 15, 2022. As consideration for the amendment on March 25, 2022, Francisco Partners received an additional 1.9 million shares of Terran Orbital Corporation's common stock in connection with the Tailwind Two Merger. Upon closing of the Tailwind Two Merger, we issued $65 million of senior secured notes as the third tranche of the Francisco Partners Facility (the “Conditional Notes”). The Conditional Notes were issued net of a $5 million original issue discount and resulted in proceeds received of $60 million, before allocations for accounting purposes.

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

PIPE Investment Obligation

An affiliate of a director and shareholder of the Terran Orbital Corporation invested $30 million, before allocations for accounting purposes, as part of the PIPE Investment (the "Insider PIPE Investment"). The subscription agreement for the Insider PIPE Investment included a provision that obligates us to pay the affiliate a quarterly fee of $1.875 million for sixteen quarters beginning with the period ending March 31, 2022 (the "PIPE Investment Obligation"). The first four quarterly payments are to be paid in cash and the remaining payments are to be paid, at our option, in cash or common stock of Terran Orbital Corporation, subject to subordination to and compliance with our debt facilities.

Subsequent Event: Convertible Notes due 2027

On October 31, 2022, we entered into a convertible note and warrant purchase agreement (the “Convertible Note and Warrant Purchase Agreement”) for the issuance and sale of second lien secured convertible notes in an aggregate principal amount of $100 million to Lockheed Martin (the “Convertible Notes due 2027”). The Convertible Notes due 2027 will mature on October 31, 2027 and bear interest at a rate of 10% per annum. Interest is payable quarterly on May 15th, August 15th, November 15th and February 15th of each calendar year, with the first such interest payment required to be made on February 15, 2023, and may be paid in cash or in kind at the election of the Company subject to the satisfaction of certain conditions. We intend to use the net proceeds from this transaction for general corporate purposes, including acquiring additional satellite assembly space, increasing our module production and for operating and working capital needs related to the manufacture and sale of small satellites to existing government, civil, and commercial customers, including Lockheed Martin.

The Convertible Notes due 2027 are convertible by their holders at any time prior to maturity into the number of shares of our common stock on the date of conversion obtained by dividing (i) the outstanding principal amount of the Convertible Notes due 2027, plus any accrued but unpaid interest, by (ii) a conversion price equal to $2.898 per share, representing the average of the closing price of our common stock from October 24, 2022 through October 28, 2022 plus a 15% premium. The conversion price is subject to anti-dilution adjustments customary for convertible debt securities. We have agreed to use reasonable best efforts to obtain shareholder approval for the issuance of shares of common stock issuable upon conversion of the Convertible Notes due 2027 and the exercise of the related 2027 Warrants (as defined below) by the holders that would exceed 30% of the common stock then outstanding at our next annual meeting; provided that, if such approval is not obtained and the holders seek to convert Convertible Notes due 2027 or exercise any related 2027 Warrants, we may settle the excess above any limit on said conversion and exercise of the warrants set by applicable stock exchange rules in cash, as permitted by our Existing Debt Agreements (as defined below). Shares of common stock issuable upon conversion of the Convertible Notes due 2027 are subject to customary registration rights.

On or after May 1, 2024, we may redeem, at our option, for cash, all or any portion of the Convertible Notes due 2027, at a redemption price equal to 100% of then applicable principal amount to be redeemed, plus accrued and unpaid interest, subject to certain conditions. Upon the occurrence of a fundamental change, including certain change of control transactions involving us, holders may require us to repurchase all or a portion of their Convertible Notes due 2027 at a repurchase price equal to 100% of then applicable principal amount to be repurchased, plus accrued and unpaid interest, subject to the satisfaction of certain conditions.

The Convertible Notes due 2027 are secured by a second lien on substantially all of our assets and are guaranteed, jointly and severally, by each of our wholly-owned domestic subsidiaries.

The Convertible Notes due 2027 include financial covenants that require that as of the last day of each fiscal quarter, we must have an aggregate amount of unrestricted cash and cash equivalents of at least (i) $10 million in the case of the fiscal quarter ending December 31, 2022 and (ii) $20 million plus 15% of certain of our aggregate funded indebtedness in the case of each fiscal quarter thereafter. In addition, we are required to at least break even on an EBITDA basis (as defined in the Convertible Note and Warrant Purchase Agreement) by June 30, 2024, subject to certain extensions.

In connection with the Convertible Note and Warrant Purchase Agreement, we entered into amendments to the FP Note Purchase Agreement and the note purchase agreements governing the Lockheed Martin Rollover Debt and Beach Point Rollover Debt (collectively, the “Existing Debt Agreements”), to among other things, provide consent for us to enter into the Convertible Note and Warrant Purchase Agreement as well as a First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests and certain other matters related to the Existing Debt Agreements. In addition, these amendments made certain changes to our Existing Debt Agreements to conform them to the language of the Convertible Note and Warrant Purchase Agreement, including amending the existing financial covenants to require the Company to at least break even on an EBITDA basis (as defined in the Existing Debt Agreements) by June 30, 2024, subject to certain extensions.

Warrants and Derivatives

As of September 30, 2022, our liability-classified warrants were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of September 30, 2022	Issuance	Maturity	Exercise Price	September 30, 2022
Public Warrants	11,499,960	March 2021	March 2027	$11.50	$2,300
Private Placement Warrants	7,800,000	March 2021	March 2027	$11.50	1,560
FP Combination Warrants	8,291,704	March 2022	March 2027	$10.00	17,578
Warrant liabilities	27,591,664				$21,438

Significant changes in our warrants and derivative instruments during the nine months ended September 30, 2022 were as follows:

Inducement Warrants

As part of the Tailwind Two Merger, all of the warrants issued by Legacy Terran Orbital in connection with the issuance of the Senior Secured Notes due 2026 (the "Inducement Warrants") were ultimately net settled into approximately 695 thousand shares of Terran Orbital Corporation’s common stock.

We recorded a loss on change in fair value of the Inducement Warrants of $2.0 million during the nine months ended September 30, 2022.

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

We recorded a gain on change in fair value of the FP Pre-Combination Warrants of $2.5 million during the nine months ended September 30, 2022.

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

We recorded a loss on change in fair value of the FP Combination Equity of $12.3 million during the nine months ended September 30, 2022. We recorded a gain on change in fair value of the FP Combination Warrants of $404 thousand and $10.1 million during the three and nine months ended September 30, 2022, respectively.

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

We recorded a gain on change in fair value of the Pre-Combination Warrants of $849 thousand during the nine months ended September 30, 2022.

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

We recorded a loss on change in fair value of the Combination Equity of $2.8 million and a loss on change in fair value of the Combination Warrants of $3.4 million during the nine months ended September 30, 2022, respectively.

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

Once the Public Warrants become exercisable, we may redeem the outstanding Public Warrants when the price per share of the Terran Orbital Corporation’s common stock equals or exceeds $18.00 as follows:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the closing price of the Terran Orbital Corporation’s shares of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders.

In addition, we may redeem the outstanding Public Warrants when the price per share of Terran Orbital Corporation’s common stock equals or exceeds $10.00 as follows:

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

We recorded a gain on change in fair value of the Public Warrants of $3.3 million and $5.5 million during the three and nine months ended September 30, 2022, respectively.

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

We recorded a gain on change in fair value of the Private Placement Warrants of $2.3 million and $3.7 million during the three and nine months ended September 30, 2022, respectively.

Detachable Warrants

As part of the Tailwind Two Merger, all of the warrants issued by Legacy Terran Orbital in connection with the extinguishment of convertible notes (the "Detachable Warrants") were ultimately net settled into approximately 22.3 million shares of the Terran Orbital Corporation’s common stock.

Subsequent Event: 2027 Warrants

In connection with the Convertible Note and Warrant Purchase Agreement, we issued warrants to purchase 17,253,279 shares of our common stock at an exercise price of $2.898 per share, representing the average of the closing price of our common stock from October 24, 2022 through October 28, 2022 plus a 15% premium, and expiring five years after the issuance date to Lockheed Martin (the “2027 Warrants”). Shares of common stock issuable upon exercise of the 2027 Warrants are subject to customary registration rights.

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

The price per share of common stock sold by us to B. Riley is determined by reference to the volume weighted average price of our common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that we will receive under the Committed Equity Facility will depend on the frequency and prices at which we sell common stock to B. Riley. We intend to use the net proceeds from the Committed Equity Facility for investment in growth and general corporate purposes.

During the three and nine months ended September 30, 2022, we sold and issued 637,487 shares of common stock to B. Riley under the Committed Equity Facility, including 214,791 shares issued on July 5, 2022 as consideration for B. Riley’s commitment to enter into the Committed Equity Facility, resulting in proceeds received of $1.8 million and $1 million of other expense in the condensed consolidated statements of operations and comprehensive loss. In addition, we expensed third-party costs associated with the Committed Equity Facility of approximately $380 thousand and $773 thousand during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock.

Dividends

We intend to retain future earnings, if any, for future operations, expansion, and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness, including the Francisco Partners Facility, and may be limited by covenants of any future indebtedness. There are no current restrictions in the covenants of our existing and outstanding indebtedness on our wholly-owned subsidiaries from distributing earnings in the form of dividends, loans, or advances and through repayment of loans or advances to Terran Orbital Corporation.

Following the Tailwind Two Merger, the Company’s existing and outstanding indebtedness allows for the declaration and payment of dividends or prepayment of junior debt obligations in cash in an amount not to exceed $5 million.

Cash Flow Analysis

The following table is a summary of our cash flow activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Net cash used in operating activities	$(54,133)	$(27,886)	$(26,247)
Net cash used in investing activities	(15,013)	(10,523)	(4,490)
Net cash provided by financing activities	77,678	43,729	33,949
Effect of exchange rate fluctuations on cash and cash equivalents	(34)	(126)	92
Net increase in cash and cash equivalents	$8,498	$5,194	$3,304

Cash Flows from Operating Activities

The increase in net cash used in operating activities was primarily due to an increase in selling, general, and administrative expenses related to salaries and wages, research and development, facility expenses, legal and accounting fees, and other operating costs as a result of our growth initiatives, cash interest payments of $10.7 million, inclusive of interest paid related to the partial extinguishment of the Senior Secured Notes due 2026, and the buildup of raw materials to minimize the impact of supply chain challenges. The remainder of the activity in net cash used in operating activities is related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily due to the expansion of our manufacturing facilities and office space in connection with our growth initiatives as well as the payment of $1.9 million of capitalized interest. These increases were partially offset by a decrease in spending of $2.5 million associated with the development of company-owned satellites as a satellite was placed in service in the second half of 2021, coupled with our prioritization of production capacity for U.S. Government programs.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities primarily consisted of $58 million of proceeds received from the Tailwind Two Merger and the PIPE Investment, $42 million of proceeds received allocated to warrant and derivative instruments, $37 million of proceeds received allocated to the issuance of debt, $15 million of proceeds received allocated to the issuance of common stock in relation to our financing transactions, and $2 million of proceeds received related to the issuance of common stock under the Committed Equity Facility. These increases were partially offset by $46 million of payments of issuance costs related to our financing transactions coupled with $31 million related to the repayment of long-term debt.

During the nine months ended September 30, 2021, net cash provided by financing activities primarily consisted of $47.5 million of proceeds received allocated to the issuance of debt and $2.5 million of proceeds received allocated to warrant and derivative instruments. These increases were partially offset by $6.4 million of payments of issuance costs related to our financing transactions.

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

Purchase Commitments

We entered into commercial agreements to purchase $20 million of goods and services over three years from two affiliates of a PIPE investor. These commercial agreements became effective upon the closing of the Tailwind Two Merger. As of September 30, 2022, approximately $18 million of purchase obligations remained outstanding under said commercial agreements.

During the nine months ended September 30, 2022, we entered into a purchase commitment of $22.4 million associated with the procurement of components related to a customer program. As of September 30, 2022, approximately $17.9 million of the commitment was outstanding.

Off-Balance Sheet Arrangements

As of September 30, 2022, we do not have any material off-balance sheet arrangements other than the Combination Warrants, which are described above. Upon closing of the Tailwind Two Merger, the Combination Warrants became both indexed to and classified as equity under U.S. GAAP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the “Critical Accounting Policies and Estimates” section of “Terran Orbital's Management's Discussion and Analysis of Financial Condition and Results of Operations” under Exhibit 99.3 in the amendment to the current report on Form 8-K filed with the SEC on March 31, 2022. There were no material changes to these policies and estimates during the nine months ended September 30, 2022.

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
•
anticipated timing, cost, financing, and development of our satellite manufacturing capabilities;
•
prospective performance and commercial opportunities and competitors;
•
our ability to finance our operations, research and development activities, and capital expenditures;
•
our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
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
•
supply chain disruptions, including delays, increased costs, and supplier quality control challenges; the ability to attract and retain qualified labor and professionals and our reliance on a highly skilled workforce, including technicians, engineers, and other professionals;
•
we do not expect to become profitable in the near future and may never achieve our profitability expectations, plus we expect to generate negative cash flow from operations and investments for the foreseeable future;
•
our leverage and our ability to service cash debt payments and comply with debt maintenance covenants, including meeting minimum liquidity and operating profit covenants;

•
limited access to equity and debt capital markets and other funding sources that will be needed to fund operations and make investments in capital-intensive strategic initiatives including expansion and improvement of our manufacturing facilities and development of new lines of business;
•
delays and costs associated with our business initiatives, whether due to changes in demand, lack of funding, design changes, or other conditions or circumstances;
•
litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and
•
the other risk factors disclosed in our filings with the SEC from time to time including our Registration Statement on Form S-1 (File No. 333-264447), as amended, which was declared effective by the SEC on June 23, 2022.

These forward-looking statements are based on our current expectations, plans, forecasts, assumptions, and beliefs concerning future developments and their potential effects. There can be no assurance that the future developments affecting us will be those that we have anticipated and we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. New risk factors and uncertainties may emerge from time to time and it is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from the expectations disclosed in the forward-looking statements we make. All forward-looking statements we make are qualified in their entirety by this cautionary statement. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this report, and we do not assume any obligation to update any forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as the material weaknesses in Legacy Terran Orbital's internal control over financial reporting that were previously reported in the Form S-1 continued to exist as of September 30, 2022. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than changes related to the remediation of material weakness as described below.

We have begun the implementation of a plan to remediate our previously identified material weaknesses. These remediation measures are ongoing and include (i) hiring additional accounting and IT personnel to bolster our technical reporting, transactional accounting, internal controls and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing formal controls over segregation of duties; (iii) designing and implementing a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls; (iv) designing and implementing controls to formally assess complex accounting transactions and other technical accounting and financial reporting matters; (v) designing and implementing formal processes, accounting policies, procedures, and controls supporting our financial close process, including completion of business performance reviews, creating standard balance sheet reconciliation templates and journal entry controls; and

(vi) designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over data backups, and controls over program development efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2022, we issued an aggregate of 214,791 shares of common stock to B. Riley as consideration for its commitment to purchase shares of our common stock, at our sole discretion, pursuant to the Committed Equity Facility. In addition, pursuant to the Committed Equity Facility, we issued and sold 422,696 shares of our common stock to B Riley at a weighted average price of $4.25 per share during the three months ended September 30, 2022. We used the net proceeds from these sales for general corporate purposes.

In the Committed Equity Facility, B. Riley represented to us, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The shares of common stock referred to in this Quarterly Report on Form 10-Q were issued and sold by the Company to B. Riley in reliance upon the exemptions from the registration requirements of the Secured Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed/furnished or incorporated by reference as part of this report.

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.2	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Certificate of Incorporation of Terran Orbital Corporation	8-K	3.1	3/28/2022
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
3.3	Certificate of Amendment to the Certificate of Incorporation of Terran Orbital Corporation	8-K	3.3	3/28/2022
4.1	Certificate of Corporate Domestication of Tailwind Two Acquisition Corp.	8-K	4.1	3/28/2022
4.2	Form of Common Stock Certificate of Terran Orbital Corporation	8-K	4.2	3/28/2022
4.3	Stock and Warrant Purchase Agreement, dated March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, FP Credit Partners II, L.P., FP Credit Partners Phoenix II, L.P., BPC Lending II LLC and Lockheed Martin Corporation	10-Q	4.3	5/16/2022
4.4	Form of Convertible Note	8-K	4.1	10/31/2022
4.5	Form of Warrant	8-K	4.2	10/31/2022
10.1	Amendment to Sponsor Letter Agreement, dated as of March 25, 2022, between Tailwind Two Sponsor, LLC, Tommy Stadlen, certain other persons, Tailwind Two Acquisition Corp. and Terran Orbital Corporation	8-K	10.2	3/28/2022
10.2	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and BPC Lending II LLC	8-K	10.6	3/28/2022
10.3	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and Lockheed Martin Corporation	8-K	10.7	3/28/2022
10.4	First Amendment to Investor Rights Agreement, dated as of March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto	8-K	10.9	3/28/2022
10.5	Second Amendment to Investor Rights Agreement, dated as of May 31, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto	10-Q	10.5	8/10/2022
10.6	Form of Indemnification Agreement	8-K	10.10	3/28/2022
10.7+	Terran Orbital Corporation 2021 Omnibus Incentive Plan	8-K	10.13	3/28/2022
10.8	Amendment No. 1 to Note Purchase Agreement, dated as of March 9, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.1	3/15/2022
10.9	Amendment No. 2 to Note Purchase Agreement, dated as of March 25, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.19	3/28/2022
10.10	Amendment No. 7 to Note Purchase Agreement, dated as of March 25, 2022, by and among Terran Orbital Operating Corporation (f/k/a Terran Orbital Corporation), the guarantors from time to time party thereto, the purchasers from time to time party thereto and Lockheed Martin Corporation, as Authorized Representative	8-K	10.21	3/31/2022
10.11+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (4 Year Service Condition)	10-Q	10.10	5/16/2022
10.12+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (2 Year Service Condition).	10-Q	10.11	5/16/2022

10.13+	Form of Terran Orbital Corporation Restricted Stock Units Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.	10-Q	10.12	5/16/2022
10.14+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $11.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.	10-Q	10.13	5/16/2022
10.15+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $13.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.14	5/16/2022
10.16+	Form of Terran Orbital Corporation Restricted Stock Units Agreement (Retention RSUs) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.15	5/16/2022
10.17+	Form of Terran Orbital Corporation Stock Option Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.16	5/16/2022
10.18+	Pre-Tailwind Two Merger Form of Employment Agreement for Non-NEO Officers	10-Q	10.17	5/16/2022
10.19+	Form of Terran Orbital Corporation 2021 Omnibus Incentive Plan Substitute Stock Option Agreement	10-Q	10.19	8/10/2022
10.20+	Form of Terran Orbital Corporation Notice of Grant of Substitute Restricted Stock Units and Terran Orbital Corporation Substitute Restricted Stock Units Agreement	10-Q	10.20	8/10/2022
10.21+	Form of Terran Orbital Corporation Notice of Grant of Substitute Restricted Stock Units (Retention RSUs) ($[11.00/13.00] Share Price Hurdle) and Terran Orbital Corporation Substitute Restricted Stock Units Agreement (Retention RSUs)	10-Q	10.21	8/10/2022
10.22+	Form of Terran Orbital Corporation Restricted Stock Award Agreement under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.22	8/10/2022
10.23+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for non-employee directors) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.23	8/10/2022
10.24+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for employees) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.24	8/10/2022
10.25+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for consultants) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.25	8/10/2022
10.26+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (Retention RSUs) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.26	8/10/2022
10.27+	Form of Incentive Stock Option Agreement under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.27	8/10/2022
10.28+	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.28	8/10/2022
10.29+	Form of Nonqualified Stock Option Agreement for Company Employees under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.29	8/10/2022
10.30	Common Stock Purchase Agreement, dated as of July 5, 2022, by and between Terran Orbital Corporation and B. Riley Principal Capital II, LLC	8-K	10.1	7/6/2022
10.31	Registration Rights Agreement, dated as of July 5, 2022, by and between Terran Orbital Corporation and B. Riley Principal Capital II, LLC	8-K	10.2	7/6/2022
10.32	Convertible Note and Warrant Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Corporation, the guarantors party thereto, Lockheed Martin Corporation, as Purchaser, and U.S. Bank Trust Company, National Association, as Collateral Agent.	8-K	10.1	10/31/2022
10.33#	Strategic Cooperation Agreement, dated as of October 31, 2022, by and among Lockheed Martin Corporation, Terran Orbital Corporation, Terran Orbital Operating Corporation, Tyvak Nano-Satellite Systems, Inc. and PredaSAR Corporation.	8-K	10.2	10/31/2022
10.34	Eighth Amendment to Note Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Operating Corporation, the guarantors party thereto, the purchasers party thereto, and Lockheed Martin Corporation as Authorized Representative.	8-K	10.3	10/31/2022
10.35	Amendment No. 3 to Note Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Operating Corporation, Terran Orbital Corporation, the guarantors party thereto, the purchasers party thereto, and Wilmington Savings Society, FSB.	8-K	10.4	10/31/2022
10.36	First Lien/Second Lien Intercreditor Agreement, dated as of October 31, 2022, by and among Terran Orbital Corporation, the guarantors party thereto, U.S. Bank Trust Company, National Association, Wilmington Savings Fund Society, FSB, and U.S. Bank Trust Company, National Association.	8-K	10.5	10/31/2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

# Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAN ORBITAL CORPORATION

Date: November 9, 2022	By:	/s/ Gary A. Hobart
Gary A. Hobart
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)