Form 10-K
period 2022-12-31
Terran Orbital Corp
filed 2023-03-23
CIK 1835512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40170

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's shares of common stock on June 30, 2022 was approximately $256.8 million.

The number of shares of registrant’s common stock outstanding as of March 15, 2023 was 144,273,178.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business.

Company Overview

Terran Orbital Corporation, formerly known as Tailwind Two Acquisition Corp. (“Tailwind Two”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “Terran Orbital”), is a leading manufacturer of satellite products primarily serving the United States (“U.S.”) aerospace and defense industry. We provide end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and on-orbit support to meet the needs of our military, civil, and commercial customers. We have a foreign subsidiary based in Torino, Italy.

Formation and Organization

Tailwind Two, which was formed in November 2020, was a publicly listed special purpose acquisition company incorporated as a Cayman Islands exempted company and completed its initial public offering in March 2021. On March 25, 2022, Tailwind Two acquired Terran Orbital Operating Corporation, formerly known as Terran Orbital Corporation (“Legacy Terran Orbital”) (such acquisition, the “Tailwind Two Merger”). In connection with the Tailwind Two Merger, Tailwind Two filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, resulting in Tailwind Two becoming a Delaware corporation and changing its name from Tailwind Two to Terran Orbital Corporation. The Tailwind Two Merger resulted in Legacy Terran Orbital becoming a wholly-owned subsidiary of Terran Orbital Corporation.

As a result of the Tailwind Two Merger, all of Legacy Terran Orbital's issued and outstanding common stock was converted into shares of Terran Orbital Corporation's common stock using an exchange ratio of 27.585 shares of Terran Orbital Corporation's common stock per each share of Legacy Terran Orbital's common stock. In addition, Legacy Terran Orbital's convertible preferred stock and certain warrants were exercised and converted into shares of Legacy Terran Orbital's common stock immediately prior to the Tailwind Two Merger, and in turn, were converted into shares of Terran Orbital Corporation's common stock upon the merger.

While Legacy Terran Orbital became a wholly-owned subsidiary of Terran Orbital Corporation, Legacy Terran Orbital was deemed to be the acquirer in the Tailwind Two Merger for accounting purposes. Accordingly, the Tailwind Two Merger was accounted for as a reverse recapitalization, in which case our consolidated financial statements represent a continuation of Legacy Terran Orbital and the issuance of common stock in exchange for the net assets of Tailwind Two. Operations prior to the Tailwind Two Merger are those of Legacy Terran Orbital and all share and per-share data included in our consolidated financial statements have been retrospectively adjusted to give effect to the Tailwind Two Merger. The treatment of the Tailwind Two Merger as a reverse recapitalization was based upon the pre-merger shareholders of Legacy Terran Orbital holding the majority of the voting interests of Terran Orbital Corporation, Legacy Terran Orbital's existing management team serving as the initial management team of Terran Orbital Corporation, Legacy Terran Orbital's appointment of the majority of the initial board of directors of Terran Orbital Corporation, and Legacy Terran Orbital's operations comprising the ongoing operations of the Company.

Beginning on March 28, 2022, our common stock and public warrants began trading on the New York Stock Exchange (the “NYSE”) under the symbols “LLAP” and “LLAP WS,” respectively.

Segment and Geographic Information

We evaluate and report our segment information based on the manner in which our Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and allocates resources. Prior to the fourth quarter of 2022, we had two operating and reportable segments: Satellite Solutions and Earth Observation Solutions.

The reportable segments were defined as follows:

•
Satellite Solutions

The Satellite Solutions segment primarily consisted of the design, build and operation of satellites on behalf of our customers. The Satellite Solutions segment included our modern facilities and global ground station network to deliver end-to-end satellite solutions, including spacecraft design, development, launch services, and on-orbit operations for critical missions across a number of applications in a variety of orbits to governmental agencies and commercial businesses.

•
Earth Observation Solutions

The Earth Observation Solutions segment was created to develop, build, launch, and operate a constellation of company-owned Earth observation satellites featuring synthetic aperture radar (“SAR”) capabilities to provide Earth observation data and mission solutions. These capabilities were intended to provide the ability to observe and detect during day and night and through clouds and other interference. The Earth Observation Solutions segment was in its developmental stage, had not completed any of the intended company-owned satellites, and did not generate any material revenue.

In October 2022, we re-assessed our liquidity and capital resources and determined to focus our production capacity on fulfilling existing and future customer contracts. We determined the most financially efficient method of providing advanced satellite imagery is to offer our Earth observation satellites as a product that customers can order as opposed to building a company-owned and operated constellation. Accordingly, the manner in which the CODM evaluates performance and allocates resources changed. Beginning in the fourth quarter of 2022, we report our results as a single operating and reportable segment on a consolidated basis. Where applicable, prior periods have been retrospectively adjusted to reflect our current operating and reportable segment structure.

Our operations are primarily performed in the U.S. Our international operations are primarily performed by our foreign subsidiary based in Torino, Italy.

Products and Services

We are an end-to-end satellite solutions provider with the following product and service offerings:

•
Mission Support: We provide the integrated design, manufacture, and assembly of satellites suitable for the specific needs of our customers’ missions. Our satellite solutions are designed by our staff of engineers located in Irvine, California, Melbourne, Florida and Torino, Italy and manufactured and assembled primarily in our facilities located in Irvine, California, Santa Maria, California, and Torino, Italy.
•
Launch Support Services: We assist customers with the launch of satellites into space by identifying and securing launch opportunities with launch providers as well as coordinating and managing the activities leading up to the launch event on behalf of our customers.
•
Operations Services: We manage, operate, and provide information from satellites that are on-orbit on behalf of our customers from our in-house mission operations centers located in Irvine, California and Torino, Italy and via our fully integrated international ground communications network using our proprietary software both on the satellite and throughout our ground infrastructure.
•
Studies, Design and Other Services: We perform professional engineering feasibility studies and preliminary design services on behalf of our customers.

Industry and Competitive Advantage Overview

The space industry is undergoing a transformation toward proliferation of small satellites, supported by several macro-themes:

•
Movement from a small number of very large, expensive satellites with deep capabilities but limited Earth coverage at any given time, to large constellations of smaller satellites with high revisit rates.
•
Movement from bespoke and costly satellite manufacturing techniques to high volume, high velocity industrialized production.
•
Commoditization of launch costs enabling proliferation of smaller satellites and frequent refreshes to technology on orbit.
•
New sensor technologies advanced by commercial markets, such as a new array of sensor payloads that are highly capable, robust, affordable to launch on orbit, and have high utilization and throughput. For example, modern SAR technology, which has the ability to see at night and day, in all weather conditions, and through obstructions such as foliage or smoke, has been miniaturized and became more cost-effective.
•
Expansion and scaling of an industrial supply base to deliver proliferated satellite solutions to end customers with mission assurance, architecture and risk tolerances more suitable for proliferated systems, all within shorter time frames and substantially lower unit costs than historical systems.
•
Improved unit economics and speed, with smaller satellites enabling end buyers the flexibility to scale programs and innovate to solve for both urgent and long-term mission needs.
•
Expansion from predominantly owned-and-operated models under which very large customers build, fund, and operate their own satellites and mission capabilities, to an increased reliance on dedicated commercial providers to build, fund and/or operate whole satellite constellations at scale. In turn, this supports a data-as-a-service market where independent commercial companies undertake the effort of building, funding and/or operating constellations and make Earth observation imagery and other mission solutions more available to the end user.
•
Large government organizations increasingly comfortable purchasing imagery as a service from more nimble, independent operators, and actively migrating budgets from retiring older space and airborne programs in addition to dedicating new capital sources. These increased budgets are largely only available to be used by purchasing from companies with deep integration to government programs, and highly secure supply chains and technology.

We believe we are well positioned to capitalize off of these macro-themes as a leading satellite solutions provider with a record of delivering successful mission outcomes and real time intelligence for defense, intelligence, and commercial customers. We believe our ability to compete successfully does and will depend on several factors, including our ability to maintain flight heritage ahead of our peers, our lead in advanced technology, vertical integration and control over our products and customer confidence in the reliability of our solutions.

We operate in a highly competitive industry and many of our competitors are larger and have substantially greater resources than we have. Our competitors include: Blue Canyon Technologies (a subsidiary of Raytheon Technologies Corporation), Millennium Space Systems (a subsidiary of The Boeing Company), General Atomics Defense (a subsidiary of General Atomics), Northrop Grumman Corporation, Airbus, Maxar Technologies, Inc., Ball Aerospace, Rocket Lab USA, Inc., and York Space Systems. We may also face competition in the future from emerging competitors or existing companies expanding their product and service offerings and becoming direct competitors, including companies such as Space Exploration Technologies Corp. (“SpaceX”).

We believe we have the following competitive advantages over our competitors:

•
Proven track record of successful space missions: A proven track record of success is a key space-specific barrier to entry. We have numerous flight-proven modules and devices demonstrated by a rich history of flight heritage. We believe our flight heritage allows us to avoid the pitfalls that many startups are currently encountering or will likely encounter in their initial endeavors.
•
Leadership team: Our leadership team has worked across the aerospace and defense industry, ranging from military and defense, intelligence, civil, national laboratory and commercial players. We have firsthand knowledge of government programs and budgets. This government expertise provides unique insight for us, driving business development and understanding of our customers’ goals and missions.
•
Industry-leading team of engineers: Our technology team has developed exceptional technology, which underpins our position at the forefront of the modern satellite industry. The engineering team is led by professionals who have held senior level positions across a diverse set of governmental and commercial entities. This team has created a wide set of systems at the intersection of quality and advanced technology, while preserving the ability to upgrade those systems even after launch. In addition to demonstrating success, our flight heritage has led to outsized opportunities and breadth of experience for our team, making for an experienced and highly capable base of engineers.
•
Focus on modular vehicles: We have long taken the approach of making our vehicles modular in nature. We generally use the same in-house manufactured parts and subsystems for all of our satellites, supplementing these core systems with additional internal and externally sourced components to meet mission needs. This allows us to provide customers with a competitively priced satellite solution, while maintaining a large degree of customization. This further means that when we develop a new satellite bus, nearly all, if not all, of the parts are space-proven and have operated in space. We believe this provides a significant competitive advantage over our peers when proving our ability to ensure mission success. We believe our substantial catalog of parts and subsystems, developed over a period of years, provides a significant barrier to entry and competitive advantage.
•
Strategic cooperation agreement with Lockheed Martin Corporation: On October 31, 2022, we entered into a new Strategic Cooperation Agreement (the “2022 SCA”) with Lockheed Martin Corporation (“Lockheed Martin”), pursuant to which the parties have agreed to continue to share in business development opportunities and work collaboratively on small satellite and other aerospace and defense opportunities and ventures. In connection with the 2022 SCA, the parties agreed to (i) collaborate on the development, production, and sale of satellites for use in U.S. Government spacecraft and spacecraft procurement and (ii) establish a cooperation framework to enable the parties to enter into projects, research and development agreements, and other collaborative business arrangements and “teaming activities.” Unless earlier terminated, the 2022 SCA has a term of 13 years and will terminate in 2035. During the term of the 2022 SCA, Lockheed Martin will be entitled to appoint a director to our board of directors and to appoint a separate board observer.
•
Partnership with and compatibility across launch providers: We have relationships with several launch providers, including SpaceX, built through years of experience in securing launch vehicle opportunities and launching satellites for our customers around the world. Our satellite deployers can be tailored to meet customers’ specific launch program needs and to fit on most launch vehicles. This gives our customers flexibility around timing and availability of launches, which drives efficiencies.

Growth Strategy

Our financial success is based on our ability to deliver high quality products and services on a timely basis and at a cost-effective price for our customers. With the majority of our contracts with customers reflecting firm fixed pricing structures, our gross profit is dependent on the efficient and effective execution of our contracts. We are actively executing on our growth initiatives in order to position ourselves to be awarded larger constellation contracts with recurring revenue opportunities.

Our growth initiatives include, but are not limited to, the following:

•
Securing bigger contracts that involve large constellations of satellites;
•
Increasing labor capacity and efficiency, including adding engineering and assembly technician headcount;
•
Expansion and industrialization of manufacturing and assembly facilities in Irvine, California (previously planned to be in Florida's Space Coast) and adding testing and automation equipment to improve manufacturing efficiency, quality and throughput; and
•
Focus on and investment in the innovation and development of existing and new satellite components and subsystems, payloads, and flight and ground software applications, including development of next-generation components to improve performance, manufacturability and costs.

As part of our evolving business strategy, we may expand our offerings from time to time. For example, we may diversify our offerings by pursuing the sale of components and subsystems to other spacecraft manufacturers and integrators.

Customers and Concentrations

Our direct and end customers include (i) U.S. Government defense, intelligence, and civil agencies such as the U.S. Department of Defense (the "DoD"), the Space Development Agency (the "SDA"), and the National Aeronautics and Space Administration ("NASA"); (ii) commercial aerospace and defense prime contractors, such as Lockheed Martin; (iii) foreign government and civil agencies, such as the European Space Agency ("ESA"); and (iv) other and foreign commercial companies that operate in the space industry.

A small number of customers and contracts historically have represented a significant portion of our consolidated revenues. Lockheed Martin represented approximately 76% and 50% of our consolidated revenue during 2022 and 2021, respectively. As of December 31, 2022, approximately 81% of our backlog was related to programs with Lockheed Martin.

In addition, the majority of our contracts are related to U.S. Government programs in which we operate as a prime contractor or a subcontractor. U.S. Government programs represented approximately 73% and 54% of our consolidated revenue during 2022 and 2021, respectively. As of December 31, 2022, approximately 83% of our backlog was related to U.S. Government programs, all of which the U.S. Government has the ability to terminate for convenience.

Resources Material to our Business

Intellectual Property

We believe that our unpatented research, development and engineering skills and other trade secrets are important to our business operations. We also own a portfolio of U.S. and foreign trademark registrations and applications. While these intellectual property rights in the aggregate are important, we do not believe that any particular trade secret, trademark, copyright, license, or other intellectual property right, standing alone, is of such importance that its loss, expiration, or termination would have a material effect on our business as a whole.

The U.S. Government typically holds licenses to patents developed in the performance of U.S. Government contracts and receives certain rights in our data when used or produced in the performance of U.S. Government contracts. The U.S. Government may use or authorize others to use the inventions covered by these patents or data provided pursuant to contracts for certain purposes. Further, as many of our products are complex and involve patented and other proprietary technologies, we face a risk of claims alleging that we have infringed upon third-party intellectual property rights. Such claims could result in costly and time-consuming litigation, the invalidation of our intellectual property rights and/or increased licensing costs.

Supply Chain and Materials

We are highly vertically integrated in that we design and manufacture many modular and flight-proven components and subsystems used in our assembly, integration, and testing of satellite and satellite buses. Our portfolio of common modular components includes bus panels, flight computers and software, star trackers, radios and antennas, battery modules and power systems, torque rods, and reactional wheels. For components and subsystems that we do not design and manufacture, we have an existing base of reputable and reliable third-party suppliers and subcontractors.

We have established and follow internal quality control processes to source suppliers, considering engineering validation, quality, cost, delivery, and lead-time. We have a quality management team that is responsible for managing and ensuring that supplied components meet quality standards. While we largely source raw materials and other inputs and services from multiple sources, in some cases we also purchase various inputs and services from a sole source. In those sole source supplier situations, as we endeavor to diversify our supply chain, we manage this sole source risk through carrying increased buffer stock, particularly on long-lead items.

The coronavirus pandemic (the “COVID-19 Pandemic”) has contributed to a worldwide shortage of certain electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability of electronic components used in our operations has negatively affected our timing and ability to deliver products and services to customers as well as increased the cost of such components in recent periods. In an effort to manage this disruption to our supply chain, we have focused on accumulating critical components to ensure an appropriate level of supply is available when needed.

Research and Development

Our current and future business is dependent on the development of new technology and applications as well as the maintenance and enhancement of existing offerings. We enhance our solutions via the performance of our customer contracts as well as self-funded research and development initiatives. In an effort to expand our end-to-end space-based solutions, we have, and plan to continue to, invest in the development of new satellite components and subsystems, payloads, and flight and ground software applications. Our efforts will continue to be directed into fields that we believe offer the greatest opportunities for long-term growth and profitability.

Government Regulation and Other Regulatory Matters

In addition to federal securities laws and regulations and applicable stock exchange requirements, our operations are subject to numerous federal, state, and local laws and regulations. Changes in laws and regulations can positively and negatively affect our operations and impact the manner in which we conduct our business. Additional information on the risks related to the regulation of our business and operations discussed below can be found in Item 1A, “Risk Factors” of this Annual Report on Form 10-K (“Annual Report”).

U.S. Government Contracts

A substantial portion of our revenue is earned as a subcontractor to third parties ultimately serving the U.S. Government. U.S. Government contracts are subject to termination by the government, either for convenience or for default in the event of our failure to perform. In the case of a termination for convenience, we would normally be entitled to reimbursement for our allowable costs incurred, termination costs, and a reasonable profit. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source, and any other damages it suffers. Our U.S. Government contracts generally are subject to the Federal Acquisition Regulation (“FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government; department-specific regulations that supplement the FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement; and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, audit and product integrity requirements.

Our contracts with the U.S. Government are also subject to audits. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspectors General of the DoD and other departments and agencies, the Government Accountability Office, the Department of Justice, and Congressional Committees. From time to time, agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits may be initiated due to a number of reasons, including routine periodic audits or as a result of a whistleblower complaint. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines, treble or other damages, forfeitures, restitution, or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. The U.S. Government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other improper conduct.

Commercial Aerospace Product Regulation

Our business is subject to extensive rules, regulations, statutes, orders, and policies imposed by the government in the U.S. and in foreign jurisdictions. The Federal Communications Commission ("FCC") is responsible for authorizing the operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the U.S. The FCC also licenses the operation of satellite earth stations and regulates the technical and other aspects of the operation of these facilities. Earth station licenses generally are granted for 15 year terms, and typically are renewed in the ordinary course. Major changes in earth station operations would require prior approval by the FCC. The operation of our U.S. earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations. The Department of Commerce, through the NOAA Commercial Remote Sensing Regulatory Affairs ("CRSRA") office, regulates and licenses the operation of private Earth remote sensing space systems.

In addition, satellites are to be operated in a manner consistent with the regulations and procedures of the International Telecommunication Union (“ITU”), a specialized agency of the United Nations, which requires the coordination of the operation of satellite systems in certain circumstances, and more generally are intended to avoid the occurrence of harmful interference among different users of the radio spectrum. The ITU Radio Regulations specifies the procedures associated with the shared international use of limited spectrum and orbital resources in a manner that avoids harmful interference. Among other things, the ITU regulations set forth procedures for establishing international priority with respect to the use of such resources, deadlines for bringing satellite networks into use in order to maintain such priority, and coordination rights and obligations with respect to other networks, which vary depending on whether such networks have higher or lower ITU priority.

International Traffic in Arms Regulations (“ITAR”) and Export Controls

Our business is subject to stringent U.S. import and export control laws, including the ITAR, administered by the U.S. Department of State, Bureau of Political Military Affairs’ directorate of Defense Trade controls (“DDTC”), and Export Administration Regulations (“EAR”), administered by the Bureau of Industry and Security (“BIS”). The ITAR generally restricts the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that have commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. These regulations exist to advance the national security and foreign policy interests of the U.S.

The U.S. Government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. Government’s commitments to multilateral export control regimes, particularly the Missile Technology Control Regime concerning the spaceflight business.

Many different types of internal controls and measures are required to ensure compliance with such export control rules. In particular, we are required to maintain registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software, and technology; and obtain licenses or other forms of U.S. Government authorizations to engage in activities, including the performance by foreign persons, related to and who support our spaceflight business. Under the ITAR, we must receive permission from DDTC to release controlled technology to foreign person employees and other foreign persons.

The inability to secure and maintain necessary licenses and other authorizations could negatively affect our ability to compete successfully. Failure to comply with export control laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. Government. In addition, any changes in export control regulations or U.S. Government licensing policy, such as that necessary to implement U.S. Government commitments to multilateral control regimes, may restrict our operations. For further discussion of risks relating to ITAR and export controls, see “Risk Factors — Risks Related to Legal, Regulatory and Taxation Matters — We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. Government licensing policies, our failure to secure timely U.S. Government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.”

Environmental Regulation

We are subject to various federal, state, provincial, local, and international environmental laws and regulations relating to the operation of our business, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances and the cleanup of contamination should it arise. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for a release of hazardous substances at our sites could result in significant costs, including cleanup costs, fines, sanctions, and third-party claims. In addition, we could be affected by future regulations imposed in response to concerns over climate change, other aspects of the environment or natural resources.

At this time, we do not believe that federal, state, and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business.

Foreign Regulations

We conduct our business through subsidiaries and affiliates worldwide. As a result, our business and operations are subject to additional U.S. and non-U.S. laws, regulations, and procurement policies and practices, including regulations relating to foreign investment in the U.S, exchange controls, anti-corruption, and cash repatriation. Our international sales are also subject to varying currency, political and economic risks.

Human Capital Management

As of December 31, 2022, we employed over 480 full-time employees, all of whom are based in the United States and Italy. None of our employees are subject to any collective bargaining agreement. We generally consider our relations with our employees to be positive.

Our success largely depends on hiring and retaining top talent across the entire organization, with primary emphasis on key engineering capabilities. We compete for talent within specialized industries in California, Florida, and Italy. In order to attract and retain top talent, we focus on having a diverse, inclusive, and safe work environment, while offering competitive compensation, health benefits, and retirement planning. Most employees are shareholders of the Company and have an equity ownership stake that is intended to align employee retention and value creation.

We have shared values, priorities, and principles across the organization that shape beliefs and drive behaviors and decision making to achieve high levels of performance at an individual, team, and organizational level. We are committed to fostering a culture and environment where every team member feels valued and empowered to collaborate and achieve business results. We provide employees with a structured performance management process and continuous feedback in order to further employee development.

We are committed to the highest standards of ethics and compliance and making sure every team member understands and embraces our core values of ethics, integrity, and respect for others. Our code of business ethics and conduct provides a framework of what is expected of our employees and fosters a culture of high integrity and compliance. Our code of business ethics and conduct is supplemented by a variety of additional policies applicable to all team members which are designed to further foster ethical and sound business practices.

We value and prioritize the health and safety of our team members and continually work to foster a culture of safety and compliance. Our vision is to build a culture that promotes safe behaviors on each task, every day, to achieve zero incidents and enhance employee wellness, and to minimize our environmental impact. In order to achieve our vision, we strive to incorporate our values of people, prevention, and accountability into our business and the decisions we make each day. In addition, we follow The Centers for Disease Control and Prevention guidelines with regard to quarantining, masking, and social distancing. We believe that all occupational injuries and illnesses, as well as environmental incidents, are generally preventable, and we focus on compliance with all applicable environmental, health, and safety requirements.

Available Information

Our corporate website is located at http://www.terranorbital.com. Our investor relations website is located at http://www.investors.terranorbital.com. We make available free of charge on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), and any amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the Securities Exchange Commission (the “SEC”). The SEC maintains a website that contains our filings at http://www.sec.gov.

Use of Website to Provide Information

From time to time, we have made, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (“Reg FD”). Financial and other material information regarding the Company is routinely posted on our website and accessible at http://www.investors.terranorbital.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of present or historical fact included in this Annual Report, regarding our future financial performance, as well as our business strategy, future operations, financial position, estimated revenues, and losses, projected costs, earning outlooks, prospects, expectations, plans and objectives of management are forward-looking statements. When used in this report, the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on management’s current expectations, forecasts, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements in this Annual Report should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•
expectations regarding our strategies and future financial performance, including our future business plans or objectives, anticipated cost, timing and level of satellite orders and deliveries thereof, prospective performance and commercial opportunities, the timing of obtaining regulatory approvals, the ability to finance our operations, research and development activities and capital expenditures, reliance on government contracts and a strategic cooperation agreement with a significant customer, retention and expansion of our customer base, product and service offerings, pricing, marketing plans, operating expenses, market trends, revenues, margins, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;
•
the ability to implement business plans, forecasts, and other expectations, and to identify and realize additional opportunities;
•
risks associated with expansion into new and adjacent markets;
•
anticipated timing, cost, financing, and development of our satellite designing and manufacturing capabilities;
•
increases in costs, which we may not be able to react to due to the nature of our U.S. Government contracts;
•
the potential termination of U.S. Government contracts and subcontracts and the potential inability to recover termination costs;
•
our ability to finance our operations, research and development activities, growth initiatives and capital expenditures;
•
our expansion plans and opportunities;
•
laws, rules and regulations applicable to us, including procurement and import-export control;
•
the costs and ultimate outcome of litigation matters, government investigations and other legal proceedings;
•
the ability to maintain the listing of our common stock and publicly-traded warrants on the NYSE and the possibility of limited liquidity and trading of such securities;
•
geopolitical risk and changes in applicable laws or regulations;
•
security threats, including cybersecurity and other industrial and physical security threats, and other disruptions;
•
government investigations and audits;
•
the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•
the impact of material weaknesses in our internal control over financial reporting, including the reliability of our consolidated financial statements;
•
the possibility that the COVID-19 Pandemic, or another major disease, natural disaster, or threat to the physical security of our facilities or employees disrupts our business;
•
supply chain disruptions, including delays, increased costs, and supplier quality control challenges;
•
our ability to attract and retain qualified employees, including senior management and other key employees, technicians, engineers, and other professionals;
•
our ability to achieve profitability and meet expectations regarding cash flow from operations and investments;
•
our leverage and our ability to service cash debt payments and comply with debt maintenance covenants, including meeting minimum liquidity and operating profit covenants;
•
our ability to access invested cash or cash equivalents upon failure of any financial institution we bank with;
•
our ability to access, or ability to access on favorable terms, equity and debt capital markets and other funding sources that will be needed to fund operations and make investments in capital-intensive strategic initiatives including expansion and improvement of our manufacturing facilities and development of new lines of business; and
•
delays and costs associated with our business initiatives, whether due to changes in demand, lack of funding, design changes, or other conditions or circumstances.

This list of risks and uncertainties is not exhaustive, and new factors may emerge or changes to the foregoing risks and uncertainties may occur that would impact our business. Additional information regarding these risks, uncertainties and other factors is contained in Part I, Item 1A, “Risk Factors,” of this Annual Report, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report and elsewhere in this Annual Report, and those as may be contained from time to time in our other filings with the SEC. All such risks and uncertainties are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.

Item 1A. Risk Factors.

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, and financial condition could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, and financial condition could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, and results of operations. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

The following is a summary of the key risks and uncertainties associated with our business, industry, and ownership of our securities. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of each risk factor contained in the subheadings below.

Risks Related to Our Reliance on Government Contracts and Key Customer Relationships

•
We derive a substantial portion of our revenue from U.S. Government contracts, which are dependent on continued political support and funding.
•
Termination of our contracts could materially adversely affect our backlog and our future financial results.
•
The U.S. Government could invoke the Defense Production Act of 1950 and require that we accept and prioritize contracts for materials deemed necessary for national defense, regardless of loss in revenue incurred on such contracts.
•
We are subject to the U.S. Government’s security requirements, including the DoD’s National Industrial Security Program Operating Manual, for our facility and personnel security clearances, which are prerequisites to our ability to perform on classified contracts, if any, and work for the U.S. Government.
•
We derive a substantial portion of our revenue from Lockheed Martin. If Lockheed Martin changes its business strategy or reduces or eliminates its demand for our products and services, our business, prospects, operating results and financial condition could be adversely affected.
•
Our strategic cooperation agreement with Lockheed Martin is not a firm order for services and gives Lockheed Martin priority rights, including over satellite manufacturing, and we may be required to prioritize Lockheed Martin over other customers which could adversely affect our operating performance and result in a loss of expected revenue.
•
We are subject to intense competition for U.S. Government and commercial contracts and programs and therefore may not be able to compete successfully.

Other Risks Related to Our Business and Operations

•
We are an early stage company with a history of losses and may not achieve or maintain profitability.
•
We have a limited operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our business and future prospects and increases the risk of your investment.
•
Our ability to successfully implement our business plan will depend on a number of factors outside of our control.
•
We will incur significant expenses and capital expenditures in the future to execute our business plan and expand satellite and other customer solutions, and we may be unable to adequately control our expenses.
•
We may not be able to convert our orders in backlog, or the sales opportunities represented in our pipeline, into revenue.
•
If we fail to manage our future growth effectively, our business, prospects, operating results and financial condition may be materially adversely affected.
•
Our products could fail to perform or could perform at reduced levels of service because of technological malfunctions or deficiencies or events outside of our control, which would harm our business and reputation.
•
Our satellites have a limited life and may fail prematurely, which would materially and adversely affect our business, prospects and potential profitability.
•
We rely on a limited number of third parties for the supply of key raw materials and components, including semiconductor chip components.
•
We are dependent on a single manufacturing facility for our satellite production.
•
We have material purchase commitments that may impact our profitability.

Risks Related to Economic Conditions and Additional Capital Requirements

•
We may be negatively affected by global economic conditions or geopolitical factors.
•
Adequate financing may not be available to fund our operations.

•
We may require additional capital to support the growth of our business, and this capital might not be available on terms favorable to us, if at all, or may be available only by diluting existing stockholders.
•
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

Risks Related to Intellectual Property and Data Security

•
Our business may be adversely affected if we are unable to maintain or protect our intellectual property rights from unauthorized use by third parties.
•
Our intellectual property may become subject to claims that our devices or services violate the patent or intellectual property rights of others, which could be costly and disruptive to our business.
•
Our efforts to mitigate cybersecurity incidents and to protect data and intellectual property may not be successful, and our business could be negatively affected by cyber or other security threats or other disruptions.

Risks Related to Legal and Regulatory, and Taxation Matters

•
Our business is subject to extensive government regulation, which mandates how we may operate our business, may reduce or eliminate our business, and may increase our business costs and prevent our expansion into new markets.
•
We are subject to stringent U.S. export and import control laws and regulations.
•
Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.
•
Our international operations may subject it to greater than anticipated tax liabilities.
•
Our ability to use net operating loss carryforwards and other tax attributes may be limited.

Risks Related to Our Indebtedness

•
We have a substantial amount of indebtedness and payment obligations that could affect our operations and financial condition and prevent us from fulfilling our obligations under our indebtedness.
•
Restrictions imposed by our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and dividend policy, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.
•
We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Risks Related to Being a Public Company

•
Some members of our management team have limited experience in operating a public company.
•
We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.
•
We have material weaknesses in our internal control over financial reporting and, as a result, we have determined that our disclosure controls and procedures were not effective.
•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Risks Related to Ownership of Our Securities

•
We may not be able to satisfy the continued listing standards of the NYSE going forward.
•
The trading price of our securities may be volatile.
•
If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our industry, the Company’s stock price and trading volume could decline.
•
Continental Stock Transfer & Trust Company, our Transfer Agent, controls the transfer of our securities upon issuance and a failure by our Continental to perform its functions for us effectively may adversely affect our operations.

Risks Related to Our Reliance on Government Contracts and Key Customer Relationships

We derive a substantial portion of our revenue from U.S. Government contracts, which are dependent on continued political support and funding.

We derive a substantial portion of our revenue from direct or indirect contracts with the U.S. Government. For the year ended December 31, 2022, we generated approximately 73% of our total revenue from contracts supporting the U.S. Government. We expect that U.S. Government contracts will continue to be a substantial source of our revenue for the foreseeable future. Although the contracts we provide services under generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. Government, are subject to annual Congressional appropriations and the federal budget process and, as a result, the U.S. Government may not continue to fund these contracts at current or anticipated levels. A decline in U.S. Government support and funding for programs in which we participate could result in contract terminations, delays in contract awards, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, any of which could have a material adverse effect on our financial condition and results of operations.

Termination of our contracts could materially adversely affect our backlog and our future financial results.

All of our direct and indirect contracts with the U.S. Government or its prime contractors, including our contract with Lockheed Martin for the SDA’s Tranche 1 of the Transport Layer (the “Tranche 1 Agreement”), may be terminated or suspended at any time, with or without cause, for the convenience of the government. U.S. Government contract awards also may be subject to bid protests, which may result in a contract award being rescinded or subject to reprocurement. In addition, our commercial satellite contracts also may give the customer the right to unilaterally terminate the contract. For example, some of our commercial contracts have been terminated for convenience in the past, and contracts may be terminated in the future. For these reasons, we cannot assure you that all of our backlog will ultimately be recognized in revenues. Termination or suspension of any of our significant U.S. Government contracts or termination of such commercial contracts could result in the loss of future revenues and unreimbursable expenses or charges that could have a materially adverse effect on our financial condition, results of operations and cash flow. Furthermore, the termination of any such contracts for default could also have a material adverse effect on our reputation and ability to obtain new business in the future.

The U.S. Government could invoke the Defense Production Act of 1950, as amended (the “DPA”) and require that we accept and prioritize contracts for materials deemed necessary for national defense, regardless of loss in revenue incurred on such contracts.

Under the DPA, the U.S. Government could require that we accept and prioritize contracts for the U.S. Government. We may be required to reallocate time and resources away from commercial and other customer groups to fulfill U.S. Government requests under the DPA. This could cause us to be unable to fulfill contractual obligations to non-U.S. Government customers and harm long-term business relationships with commercial and other customers, contribute to increased costs and materially impact our results and operations.

We are subject to the U.S. Government’s security requirements, including the DoD’s National Industrial Security Program Operating Manual, for our facility and personnel security clearances, which are prerequisites to our ability to perform on classified contracts and work for the U.S. Government.

A facility security clearance is required for a company to perform on classified contracts or classified work for the DoD and certain other agencies of the U.S. Government. Security clearances are subject to regulations and requirements including such requirements as those contained in the National Industrial Security Program Operating Manual (the “NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with U.S. Government contracts. The Defense Counterintelligence and Security Agency (“DCSA”) manages the facility clearance process under the NISPOM and conducts various facility audits and inspections throughout the life cycle of a respective facility clearance.

The U.S. Government requires certain facility and personnel security clearances to perform classified U.S. Government business. Any facility not staffed by appropriately cleared personnel, and/or that fails a DCSA inspection places the facility clearance and the ability to perform classified contracts in jeopardy. As such, we must comply with the requirements of the NISPOM and other applicable U.S. Government industrial security regulations. If we were to violate the terms and requirements of the NISPOM or such industrial security regulations (which apply to it under the terms of classified contracts, if any), or if one or more of our facilities or personnel security clearances is invalidated or terminated, we may not be able to continue to perform our existing classified contracts, if any, and may not be able to enter into new classified contracts, if any, which could adversely affect our revenues. Failure to comply with the NISPOM or other security requirements may result in loss of access to classified information and subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government, which could have an adverse effect on our financial position, results of operations and/or cash flows and cause reputational harm.

We derive a substantial portion of our revenue from Lockheed Martin. If Lockheed Martin changes its business strategy or reduces or eliminates its demand for our products and services, our business, prospects, operating results and financial condition could be adversely affected.

Lockheed Martin is a significant customer of ours and accounts for, and is expected to continue to account for, a substantial portion of our consolidated revenue. Lockheed Martin individually represented approximately 76% of our consolidated revenues for the year ended December 31, 2022. In addition, programs associated with Lockheed Martin represent approximately 81% of our backlog as of December 31, 2022. Given the uncertainty surrounding future government spending and the right of U.S. Government customers to terminate contracts for convenience, and the rights of Lockheed Martin to in turn terminate our subcontracts for convenience, there can be no assurance that the backlog for these contracts will ultimately be recognized as revenue. Lockheed Martin could cancel the Tranche 1 Agreement for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays. Our future operating results will continue to depend on the success of our relationship with Lockheed Martin, including under the 2022 SCA.

Orders from Lockheed Martin are subject to fluctuation and may be reduced materially or eliminated entirely due to changes in Lockheed Martin’s needs, our failure to meet Lockheed Martin’s specifications or price expectations or other factors. Any reduction or delay in sales of products to Lockheed Martin could significantly reduce our revenue. As a result our future operating results will depend on successfully developing relationships with additional key customers. We cannot assure Lockheed Martin will be retained or that additional key customers will be recruited.

Our strategic cooperation agreement with Lockheed Martin is not a firm order for services and gives Lockheed Martin priority rights, including over satellite manufacturing, and we may be required to prioritize Lockheed Martin over other customers which could adversely affect our operating performance and result in a loss of expected revenue.

We are party to the 2022 SCA with Lockheed Martin pursuant to which the parties agree to (i) collaborate on the development, production and sale of satellites for use in U.S. Government spacecraft and spacecraft procurements and (ii) establish a cooperation framework to enable the parties to enter into projects, research and development agreements and other collaborative business arrangements and “teaming activities.” The 2022 SCA only sets forth the basic terms and conditions under which the parties may collaborate and is not a firm order for services. As such, there can be no assurance that the 2022 SCA will result in actual revenue during any particular period or at all.

The 2022 SCA also contains a number of provisions that require us to prioritize our relationship with Lockheed Martin. For example, under the 2022 SCA, if we are awarded a contract to build satellites for Lockheed Martin, then we are required to prioritize the Lockheed Martin order over manufacturing satellites for our other customers. Lockheed Martin also has the right of first refusal over certain large satellite manufacturing orders received from third parties and receives preferential rights to bid on certain services and products or to require us to use them as a supplier. Accordingly, our business with other current and prospective customers or suppliers may suffer due to the requirements of the 2022 SCA. The prioritization of Lockheed Martin over other customers and the other preferential terms of the 2022 SCA could materially adversely affect our business, financial condition and results of operations.

We may be reliant on a single contract for a substantial portion of our revenue in 2023 and future fiscal periods.

On February 21, 2023, we entered into a procurement contract with Rivada Space Networks GmbH (“Rivada”), providing for the development, production and operation of 300 satellites for Rivada’s planned low-earth orbit satellite constellation (the “Rivada Agreement”). The total purchase price for the satellites is anticipated to be approximately $2.4 billion if the contract is fully performed. Consequently, we anticipate that this contract will form a significant portion of our revenue in 2023 and future fiscal periods. Our ability to successfully perform this contract and to achieve the revenues associated with such performance is subject to a number of risks and uncertainties, including those summarized in these Risk Factors, Rivada’s ability to finance its constellation and maintain regulatory licenses required for its business operations and Finally, we may not be whether we are able to scale-up our manufacturing processes and facilities in order to meet the demands of this program or successfully manufacture the large number of satellites required under this contract in the anticipated timeframe. In particular, Rivada has an option to terminate the Rivada Agreement for convenience (and without cause) at any time and for any reason. The Rivada Agreement also includes termination provisions for default in the event we miss certain delivery targets or deadlines, experience insolvency, or otherwise fail to perform as required, which could result in the refund of all amounts paid up to such termination. Furthermore, Rivada may not be able to obtain funding to finance its operations and fund the Rivada Agreement or receive and maintain required regulatory approvals for its constellation and the conduct of its business operations. Finally, we may not be able to scale-up our manufacturing processes and facilities in order to meet the demands of this program or successfully manufacture the large number of satellites required under this contract in the anticipated timeframe. If Rivada is unable to fund and maintain its operations, or we are unable to successfully execute this program, or our contract is terminated for any reason, our financial condition and results of operations in future periods would be materially adversely affected. As such, there can be no assurance that the Rivada Agreement will result in material revenue in 2023 or future periods.

We are subject to intense competition for U.S. Government and commercial contracts and programs and therefore may not be able to compete successfully.

We encounter competition for many contracts and programs, including in particular, U.S. Government contracts. Most of our competitors have substantially greater financial, technical, marketing, manufacturing, distribution and other resources. Our ability to compete for these contracts depends to a large extent upon our ability to offer high-quality performance at competitive prices. If we are not able to do so, our business may be adversely affected.

Other Risks Related to Our Business and Operations

We are an early stage company with a history of losses and may not achieve or maintain profitability.

We are currently not profitable, nor do we have positive cash flow. We expect our operating expenses to increase over the next several years as we scale our operations, increase research and development efforts relating to new offerings and technologies, and hire more employees. These efforts may be more costly than we expect and may not result in increased revenue. Any failure to increase our revenue sufficiently to keep pace with any increases to our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. The likelihood of success of our business plan must be considered in light of the substantial challenges, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate.

We have a limited operating history and operate in a rapidly evolving industry, which makes it difficult to evaluate our business and future prospects and increases the risk of your investment.

It is difficult to predict future revenues and appropriately budget for expenses, and we have limited insight into trends that may emerge and affect our business.

Additional risks and challenges we have faced or expect to face include our ability to:

•
forecast our revenue and budget for and manage our expenses;
•
attract new customers and retain existing customers;
•
effectively manage our growth and business operations, including planning for and managing capital expenditures for our current and future vehicles and services, and managing our supply chain and supplier relationships related to our current and future vehicles and services;
•
comply with existing and new or modified laws and regulations applicable to our business;
•
anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•
maintain and enhance the value of our reputation and brand;
•
develop, maintain, enforce, and protect intellectual property; and
•
hire, integrate and retain talented people at all levels of our organization, including employees with security clearances and the additional employees required to design and build our solutions as well as operate and maintain our facilities.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more developed market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

Our ability to successfully implement our business plan will depend on a number of factors outside of our control.

The success of our business plan is dependent on a number of factors outside of our control, including:

•
the level of market acceptance and demand for our products and services;
•
the ability to introduce innovative new products and services that satisfy market demand;
•
the ability to comply with all applicable legal and regulatory requirements;
•
the effectiveness of competitors in developing and offering similar services and products;
•
the ability to maintain competitive prices for our products and services and to control our expenses;
•
the ability to obtain necessary government licenses to launch and operate our satellites; and
•
the disruption of and interference with the global supply chain, including delays, increased costs and supplier quality control challenges.

We will incur significant expenses and capital expenditures in the future to execute our business plan and expand satellite and other customer solutions, and we may by unable to adequately control our expenses.

We will incur significant expenses and capital expenditures in the future to further our business plan including expenses to:

•
design and develop components;
•
lease and develop manufacturing and other space for our operations;
•
conduct research and development;
•
purchase raw materials and components;
•
launch, test and successfully operate our satellites;
•
expand our design, development, maintenance and repair capabilities;
•
design, develop, assemble and launch our satellites that are internally funded by us; and
•
and increase our general and administrative functions to support our growing operations and the management of a public company

Because we will incur the costs and expenses from these efforts before we receive any revenues with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues or generate our desired margins, which would further increase our losses. Our ability to become profitable in the future will not only depend on our ability to successfully manufacture, satellites and other products and services and to control costs. If we are unable to do so efficiently, our margins, profitability and prospects would be materially and adversely affected.

A failure to successfully finance, open and operate our planned new or expanded manufacturing facilities could harm our business, financial condition and results of operations. Such new or expanded facilities may not be achieved on time or within our projected budget and may otherwise not provide the capability that we seek.

We may not be able to convert our backlog, or the sales opportunities represented in our pipeline, into revenue.

Our backlog totaled $170.8 million as of December 31, 2022. However, many of these contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is paid at the time the contract is signed. In addition, backlog includes both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts, for which work has not been performed. If a contract is unfunded whole or part, and the customer does not obtain funding or appropriation of funding, there is a risk that we may not receive revenue from that portion of the contract.

In addition, backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Furthermore, some contracts comprising the backlog are for services scheduled many years in the future, and the economic viability of customers with whom we have contracted is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of missions and adjustments to contracts, including additional costs or scope changes, may also occur. The failure to realize some portion of our backlog could adversely affect our revenues and gross margins.

We may fail to convert any or all of our potential sales pipeline opportunities into revenue for a variety of reasons both inside and outside of management’s control, which would negatively impact our financial results, including revenue and profit.

If we fail to manage our future growth effectively, our business, prospects, operating results and financial condition may be materially adversely affected.

In order to achieve substantial future revenue growth, we must develop and market new products and services, generate a sustainable order rate, and significantly expand our operations. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include:

•
hiring and training new personnel;
•
developing new technologies;
•
controlling expenses and investments in anticipation of expanded operations;
•
upgrading the existing operational management and financial reporting systems and team to comply with requirements as a public company; and
•
implementing and enhancing administrative infrastructure, systems and processes.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing functions. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business and the manufacture of vehicles as currently planned or within the planned time frame. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for the manufacture of our vehicles.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our vehicles and related equipment, and delays in production. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, including lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition and results of operations.

Our products could fail to perform or could perform at reduced levels of service because of technological malfunctions or deficiencies or events outside of our control, which would harm our business and reputation.

We produce highly complex products including satellites that incorporate leading-edge technology. They are designed to be deployed across complex networks, which in some cases may include over a million users. Because of the nature of these satellites, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our satellites, or our satellites may not operate as expected after they have been fully deployed to space. Hardware and software errors or defects discovered before launch of the spacecraft to orbit may be mediated while the spacecraft is still on the ground. However, once launched, we will no longer be able to change or service the hardware. While spacecraft are in orbit, we may be able to fix software errors or defects. If our products failure to perform or perform at reduced levels because of malfunctions or other deficiencies or events outside of our control, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal action by our customers, issuance of credit to customers and increased insurance costs. Defects, integration issues or other performance problems in our satellites could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations. We have experienced on-orbit anomalies and failures of our satellites in the past and may continue to do so in the future. These issues have impacted customer missions, resulting in loss of expected revenue, insurance payouts to customers and other costs.

Our satellites have a limited life and may fail prematurely, which would materially and adversely affect our business, prospects and potential profitability.

We may experience in-orbit malfunctions of satellites that we design and manufacture, once launched, which could adversely affect the reliability of their service or result in total failure of the satellite. In-orbit failure of a satellite may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation, wind and flares, and space debris. Other factors that could affect the useful lifespan of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. In addition, satellites in low earth orbit have a limited life cycle and they could become compromised over their designated operational life span. Mechanical and electrical failures due to manufacturing error or defect as well as equipment degradation during the satellite’s lifetime may affect the actual commercial service lives of satellites. The commercial service lives of our satellites may be shorter than anticipated and we may not be able to adequately predict their useful lifespan. Any satellite anomalies in the future may result in monetary losses, delays, and impairment of services, all of which may adversely affect our business, financial condition, and results of operations.

We rely on a limited number of third parties for the supply of key raw materials and components, including semiconductor chip components.

We procure or subcontract for many raw materials, major components and product equipment, including semiconductor chip components, on a single or sole-source basis. Although we maintain a qualification and performance surveillance process, and we believe that sources of supply for components and key raw materials such as aluminum and titanium are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. The failure of these suppliers or others to perform could require us to seek alternative suppliers or expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components. In particular, due to the COVID-19 Pandemic, labor shortages at our suppliers and various other factors, we have experienced semiconductor chip shortages and longer than historically experienced lead times of semiconductor chips. These parts are vital to our manufacturing of printed circuit board assemblies that control all elements of satellite operations. This includes safety-of-flight radio communications as well as the flight computers that allow the satellite to deliver its capabilities. The semiconductor shortages, reduced availability of parts, supplier quality controls and longer than historical lead times to deliver parts and supplies have negatively affected our ability to timely deliver our products and services to customers over the last three years, which primarily affected our ability to recognize revenue on our forecasted timeline and increased our costs due to longer manufacturing durations. Future inability to fill our supply needs for key raw materials and components could jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships and could have a material adverse effect on our business, financial condition, or results of operations. In addition, negative publicity from any failure of one of our products as a result of a failure by a key supplier could damage our reputation and could limit our ability to win new contracts.

We are dependent on a single manufacturing facility for our satellite production.

We currently manufacture our satellites at a single manufacturing facility in Irvine, California, and we do not maintain back-up manufacturing facilities or operations. Our manufacturing facility may become capacity-constrained, or we could face financial difficulties as a result of a surge in demand for additional satellites, a natural disaster, or other event, including the impacts of the COVID-19 Pandemic. Our manufacturing site is vulnerable to damage or interruption from earthquakes, wildfires, other natural disasters, power loss or aging infrastructure. Any such events could result in the destruction of satellites under construction or inventory, manufacturing delays and other business interruptions, or additional costs, which could materially affect our business, financial condition, and results of operations.

We have material purchase commitments that may impact our profitability.

We entered into supply agreements requiring $20 million of purchase commitments over three years with Redwire Space, Inc. and Big Bear AI LLC, which are affiliates of AE Industrial, to provide software and satellite supplies. These supply agreements have minimum payment conditions regardless of the services utilized, the supplier goods or services may not be as valuable as we anticipate relative to alternatives and circumstances may change, and we may not need such services. Consequently, our use of these suppliers in order to fulfill our purchase commitments may materially adversely affect our liquidity.

We are dependent on third-party launch vehicles to launch our satellites and payloads into space.

We are dependent on third-party launch vehicles to deliver our vehicles into space. If the number of companies offering launch services or the number of launches does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of space on these launch vehicles, which may cause delays in our ability to meet our customers’ needs and increase launch costs. Either of these situations could have a material adverse effect on our results of operations and financial condition.

Further, in the event that a launch is delayed, our timing for recognition of revenue may be impacted depending on the length of the delay and the nature of the contract with the customers with payloads on such delayed flight. While such delays are common in the space industry, any delay in a launch on which we are booked for missions with paying clients may result in a delay in recognizing revenue which could materially impact our financial statements or may result in negative impacts to our earnings during a specified time period, which could have a material effect on our results of operations and financial condition.

Our business plans are predicated on our ability to vertically integrate our production process by bringing certain component manufacturing processes in-house.

Subject to raising additional funding, we plan to vertically integrate most of our supply chain by adding additional capabilities including the production and test of printed circuit boards. Building out such capabilities will require significant capital expenditures, including the installation and/or transplantation of complex manufacturing equipment and processes and hiring and training new employees. If we are unable to manage this process successfully, we may fail to meet our objective of near-full vertical integration and could suffer delays in recognizing efficiencies, manufacturing and supply chain delays, product quality and delivery schedules, harm to our reputation with our customers, and loss of customers, which could negatively impact our financial condition and results of operations.

In order to be successful, we must attract and retain key personnel.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Marc Bell, our Co-Founder, Chairman and Chief Executive Officer. If Mr. Bell was to discontinue his employment due to death, disability or any other reason, we would be significantly disadvantaged. We do not maintain “key person” life insurance policies on any of our employees, including Mr. Bell. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train, retain and develop other highly qualified personnel, in particular engineers and government compliance personnel. Experienced and highly skilled employees and/or personnel with required security clearances are in high demand, and competition for these qualified employees can be intense. Because our satellites are based on a different technology platform than traditional LEO satellites, individuals with sufficient training in our technology may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team and employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

Our business involves significant risks and uncertainties that may not be covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced technology products and systems. New technologies may be untested or unproven. Failure of some of these products and services could result in extensive losses and we may not be able to mitigate these risks through indemnification or insurance coverage. Substantial costs resulting from an accident; failure of or defect in our products or services; natural catastrophe or other incident; or liability arising from our products and services in excess of any legal protection, indemnity, and our insurance coverage (or for which indemnity or insurance is not available or not obtained) could adversely impact our financial condition, cash flows, and operating results. Any accident, failure of, or defect in our products or services, even if fully indemnified or insured, could negatively affect our reputation among our customers and the public and make it more difficult for us to compete effectively. It also could affect the cost and availability of adequate insurance in the future.

We face substantial risks associated with our international operations.

A portion of our revenue is generated internationally. Terran Orbital’s international operations are headquartered in Torino, Italy, where it also has a manufacturing facility. Terran Orbital also sources supplies from international suppliers. Operating in foreign countries may pose substantial burdens, costs and risks, including:

•
difficulties in developing products and services that are tailored to the needs of local customers;
•
instability of international economies and governments;
•
changes in laws and policies affecting trade and investment in other jurisdictions;
•
exposure to varying legal standards, including data privacy, security and intellectual property protection in other jurisdictions;
•
difficulties in obtaining required legal and regulatory authorizations;
•
difficulties in enforcing legal rights in other jurisdictions;
•
local domestic ownership requirements;
•
requirements that certain operational activities be performed in-country;
•
changing and conflicting national and local regulatory requirements;
•
foreign currency exchange rates and exchange controls; and
•
ongoing compliance with the U.S. Foreign Corrupt Practices Act, U.S. export controls, anti-money laundering and trade sanction laws, and similar anti-corruption and international trade laws in other countries.

We cannot predict the effect of future exchange rate fluctuations on our business and operating results.

Our international operations are sensitive to currency exchange risks. We anticipate having currency exposure arising from both sales and purchases denominated in foreign currencies, as well as intercompany transactions. Significant changes in exchange rates between foreign currencies in which we anticipate transacting business and the U.S. dollar may adversely affect our business, results of operations and financial condition.

Risks Related to Economic Conditions and Additional Capital Requirements

We may be negatively affected by global economic conditions or geopolitical factors.

Our operations and performance depend significantly on worldwide economic conditions, and we expect our future growth rate will be affected by the condition of the global economy. Uncertainty about global economic conditions and geopolitical factors, including the current conflict in Ukraine, poses a risk as individual consumers, businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values, or budgetary constraints. Reduced demand could cause a significant delay in the launch of our satellites which in turn could cause a decline in our anticipated future revenue and make it more difficult to operate profitably in the future, potentially compromising our ability to pursue our business plan.

Adequate financing may not be available to fund our operations.

We will need to raise capital through public or private financing or other arrangements to finance our operations and to make investments in growth initiatives. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed would harm our business. For example, the global COVID-19 Pandemic and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. In addition, economic and market events (such as the Silicon Valley Bank takeover) and global conflicts (such as the currently ongoing conflict in Ukraine), inflation concerns and investor willingness to fund emerging growth companies such as ours may negatively impact our access to the financial markets. If we cannot raise funds on acceptable terms or at all, we will not be able to grow our business or respond to competitive pressures and our ability to continue as a going concern will be materially impacted.

We may require additional capital to support the growth of our business, and this capital might not be available on terms favorable to us, if at all, or may be available only by diluting existing stockholders.

Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt and cash generated from our operations. To meet our substantial and unpredictable cash flow needs, we will need to access the Committed Equity Facility (as defined below) and/or acquire additional alternative financing in the future, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we obtain debt financing, the terms of such debt financing may restrict our ability to incur additional indebtedness, require us to maintain certain financial covenants, or restrict our ability to pay dividends. If we need additional capital and cannot raise it on acceptable terms, or at all, our business, financial conditions, and results of operations may be negatively impacted.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. Although we do not hold any cash or maintain any accounts at, nor do we have any other relationships with, Silicon Valley Bank or Signature Bank, on March 10, 2023 and March 12, 2023, respectively, the Federal Deposit Insurance Corporation took control and was appointed receiver of these banks, and if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Intellectual Property and Data Security

Our business may be adversely affected if we are unable to maintain or protect our intellectual property rights from unauthorized use by third parties.

The maintenance and protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•
our employees or business partners may breach their inventions assignment, non-disclosure, arbitration and, non-compete obligations to us;
•
third-parties may independently develop or acquire technologies that are the same or similar to ours;
•
the costs associated with enforcing intellectual property rights may make enforcement impracticable;
•
U.S. Government rights in the intellectual property and data of its contractors; and
•
current and future competitors may circumvent our intellectual property.

In addition, we may have difficulty enforcing our rights against a competitor where an infringement occurs in outer space. Failure to adequately maintain or protect our intellectual property rights could result in our competitors offering similar or competitive services and products, potentially resulting in the loss of some of our competitive advantage and a decrease in revenue, which would adversely affect our business, prospects, financial condition and results of operations.

Our intellectual property may become subject to claims that our devices or services violate the patent or intellectual property rights of others, which could be costly and disruptive to our business.

Our success depends, in part, on our ability to protect our core technology and intellectual property and to keep use of licenses. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. Further, an adverse determination in litigation to which we may become a party could, among other things:

•
subject us to significant liabilities to third parties, including lost profits and treble damages;
•
require disputed rights to be licensed from a third party for royalties that may be substantial;
•
require us to cease using technology that is important to our business;
•
prohibit us from selling some or all of our devices or offering some or all of our services; or
•
render our hardware and software difficult and expensive to service, upgrade or replace.

Our efforts to mitigate cybersecurity incidents and to protect data and intellectual property may not be successful, and our business could be negatively affected by cyber or other security threats or other disruptions.

Given the nature of our business, we routinely experience various cybersecurity threats to our information technology infrastructure, unauthorized attempts to gain access to our company, employee- and customer-sensitive information, insider threats and denial-of-service attacks. Our customers, including sites that we operate and manage for our customers, suppliers, subcontractors and joint venture partners, experience similar security threats. We also face the risk of economic espionage, which involves the targeting or acquisition of sensitive financial, trade, proprietary or technological information.

In addition to cyber threats, we could face threats to the physical security of our facilities and employees and threats from terrorist acts, which could materially disrupt our business if carried out. We could also be impacted by the improper conduct of our employees or others working on behalf of us who have access to export controlled or classified information, which could adversely affect our business and reputation.

The threats we face vary from attacks common to most industries, such as ransomware, to more advanced and persistent, highly organized adversaries, including nation state actors, which target us and other defense contractors and other companies in industries that are part of U.S. critical infrastructure. These threats can cause disruptions to our business operations. Moreover, if we are unable to protect sensitive information, including complying with evolving information security and data protection/privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Depending on the severity of an incident, our intellectual property (including trade secrets and research, development and engineering know-how), customer data and other third-party data (such as subcontractors, suppliers and vendors) could be compromised. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks. The realization of any of these risks could result in losses to our customers, claims, litigation and regulatory fines, and could harm our reputation and relationships with our customers and have a materially adverse impact on our business, financial condition, and results of operations.

In addition, a security event that involves classified or other sensitive government information or certain controlled unclassified information could subject us to civil or criminal penalties and could result in loss of our secure facility clearance and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of products and services we offer or increase the number of countries within which we do business.

Risks Related to Legal, Regulatory and Taxation Matters

Our business is subject to extensive government regulation, which mandates how we may operate our business, may reduce or eliminate our business, and may increase our business costs and prevent our expansion into new markets.

Our business, both as the manufacturer and operator of satellites for others is subject to significant regulation in the United States, including by the Department of Commerce, the Department of Homeland Security, the Department of State, the Department of Labor, the FCC (as defined below), the Federal Aviation Administration, the FTC and others, and in foreign jurisdictions by similar local authorities, including the ITU and NKOM. The Department of Commerce, through the NOAA CRSRA office, also licenses certain commercial private Earth remote sensing satellite systems. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our partners or competitors that affect their spectrum and may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our partners or suppliers do not hold the requisite licenses and approvals. Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites or ground stations as required by licenses and applicable laws and government regulations, as well as the failure of customers to attain any necessary licenses, could result in the imposition of government sanctions and/or monetary fines, including the suspension or cancellation of our licenses, which could have a material impact on our business, financial condition and results of operations.

We are subject to stringent U.S. export and import control laws and regulations.

We are required to comply with U.S. export control laws and regulations, including the ITAR, administered by the U.S. Department of State, and the EAR, administered by the U.S. Department of Commerce. Pursuant to these foreign trade control laws and regulations, we are required, among other things, to (i) maintain a registration under ITAR, (ii) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (iii) obtain licenses or other forms of U.S. Government authorization to engage in the conduct of our space transport business. Violations of applicable export control laws and related regulations could result in criminal and administrative penalties, including fines, possible denial of export privileges, and debarment, which could have a material adverse impact on our business, including our ability to enter into contracts or subcontracts for U.S. Government customers.

The inability to secure and maintain necessary export authorizations could negatively impact our ability to compete successfully or to operate our spaceflight business as planned. For example, if we were unable to obtain or maintain our licenses to export certain spacecraft hardware, we would be effectively prohibited from launching our vehicles from certain non-U.S. locations, which would limit the number of launch providers we could use. In addition, if we were unable to obtain a Department of State Technical Assistance Agreement to export certain launch related services, we would experience difficulties or even be unable to perform integration activities necessary to safely integrate our transfer vehicles to non-U.S. launch vehicles. In both cases, these restrictions could lead to higher launch costs which may have a material adverse impact on our results of operations. Similarly, if we were unable to secure effective export licensure to authorize the full scope of activity with a foreign partner or supplier, we may be required to make design changes to spacecraft or updates to our supplier chain, which may result in increased costs to us or delays in vehicle launches.

Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

We are subject to various international, federal, state, provincial and local environmental laws and regulations relating to the operation of our businesses, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances and the cleanup of contamination should it arise. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for a release of hazardous substances at our sites could result in significant costs, including cleanup costs, fines, sanctions and third-party claims. In addition, we could be affected by future regulations imposed in response to concerns over climate change, other aspects of the environment or natural resources.

Our international operations may subject it to greater than anticipated tax liabilities.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, we had approximately $165 million and $178 million net operating loss carryforwards (“NOL”) in our federal and state tax jurisdictions, respectively. It is possible that we will not generate sufficient taxable income to use these NOLs before their expiration or at all.

Under legislation informally known as the Tax Act, as modified by the Cares Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Code, our federal net operating loss carryforwards and other tax attributes (such as research tax credits) may become subject to an annual limitation in the event of certain cumulative ownership changes. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of any such ownership changes. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness and payment obligations that could affect operations and financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2022, we had a substantial amount of indebtedness, consisting of approximately $176.7 million principal amount of first lien debt and $100 million principal amount of second lien convertible notes due 2027 issued to Lockheed Martin on October 31, 2022 (the “Convertible Notes due 2027”). In addition, we have $22.5 million of payment obligations owed to the Insider PIPE Investor and under warrants issued to affiliates of Francisco Partners pursuant to a stock and warrant purchase agreement entered into on March 25, 2022 (the “Stock and Warrant Purchase Agreement”), such warrant holders have the right to require us to exchange such warrants for $25 million in cash on March 25, 2025. For additional information on the terms of such indebtedness and payment obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 5 “Debt” to the consolidated financial statements for a full description of our long-term debt.

Our substantial indebtedness and payment obligations could have important consequences. For example, it could:

•
make it difficult for us to satisfy obligations to holders of our indebtedness;
•
increase our vulnerability to general adverse economic and industry conditions;
•
require the dedication of a substantial portion of cash flow from operations to payments on indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts, and other general corporate purposes;
•
limit flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
place us at a competitive disadvantage compared to competitors that have less debt; and
•
limit our ability to borrow additional funds.

Despite our significant leverage, we may incur significant amounts of additional debt, which could further exacerbate the risks associated with our significant leverage.

Restrictions imposed by our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and dividend policy, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments.

Restrictions imposed by our outstanding indebtedness under the note purchase agreement we entered into on November 24, 2021 with affiliates of Francisco Partners (as amended, the “FP Note Purchase Agreement”), the note purchase agreement we entered into on March 8, 2021 with Lockheed Martin (as amended, the “Lockheed Note Purchase Agreement”), and the convertible note and warrant purchase agreement we entered into with Lockheed Martin on October 31, 2022 (the “Convertible Note and Warrant Purchase Agreement” and together with the FP Note Purchase Agreement and Lockheed Note Purchase Agreement, the “Note Purchase Agreements”) may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities. Each of these agreements contains restrictive covenants that limit our ability to engage in certain types of activities and transactions that may be in our long-term best interests. In addition, the Note Purchase Agreements include a financial liquidity maintenance covenant that is tested on a quarterly basis and a financial minimum Consolidated Adjusted EBITDA maintenance covenant that will be tested on a quarterly basis commencing with the quarter ending June 30, 2024. These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

•
incur additional indebtedness and create additional liens;
•
pay dividends on our capital stock or redeem, repurchase, or retire our capital stock or indebtedness;
•
make investments, loans, advances, and acquisitions;
•
repay prior to maturity certain other indebtedness;
•
engage in transactions with our affiliates;
•
sell assets, including capital stock of our subsidiaries; and
•
consolidate or merge.

The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding indebtedness under the Note Purchase Agreements. In the event our lenders accelerate the repayment of any outstanding indebtedness, we may not have sufficient cash and assets to repay such indebtedness, which could lead to a breach and acceleration of these obligations, in which event we may not have sufficient resources to pay and in turn could precipitate an insolvency event of filing.

In addition, the Convertible Note and Warrant Purchase Agreement includes preemptive rights that could impact our ability to raise additional equity capital and/or require consent or lead to an exercise of preemptive rights that may be dilutive to our share count.

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

We have significant indebtedness that could affect operations and financial condition and prevent us from fulfilling our obligations under our indebtedness. Our ability to make scheduled payments on our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations (including redemption or repayment obligations), we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital through equity or debt financing, or restructure or refinance our indebtedness. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures. In the absence of such operating results and additional debt or equity financings, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Risks Related to Being a Public Company

Some members of our management team have limited experience in operating a public company.

Certain of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the transition to a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could result in an increasing amount of their time that may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. We are in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, and a delay could impact our ability or prevent us from timely reporting our operating results, timely filing required reports with the SEC and complying with Section 404 of The Sarbanes-Oxley Act of 2002. The failure to maintain compliance with U.S. public company requirements could subject the company to regulatory inquiries, investigations, sanctions, and penalties, which could materially affect our stock performance, reputation, financial results, and continued status as a public company. In addition, developing and implementing standards and controls necessary to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees in future periods to support our operations as a public company, which will increase our operating costs in such periods.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements. If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we could be subject to regulatory scrutiny and a loss of confidence by stockholders, which could harm our business and adversely affect the market price of our common stock.

As an emerging growth company, we may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.

We have identified material weaknesses in our internal control over financial reporting for the year ending December 31, 2022 and, as a result, we have determined that our disclosure controls and procedures were not effective.

In connection with the preparation and audit of our financial statements for the year ended December 31, 2022, certain material weaknesses were identified in our internal control over financial reporting, as described in Part II, Item 9A “Controls and Procedures” of this Annual Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In the future, each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We may not be able to complete our evaluation, testing or any required remediation of these material weaknesses in a timely fashion, or at all. The measures we have taken to date and may take in the future, may not be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business, stock price, reputation and results of operations, result in regulatory proceedings, shareholder litigation or delisting from the NYSE.

The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design or maintain effective internal controls over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company listed on the NYSE, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the NYSE listing standards. These rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may continue to experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Failure to file our periodic reports on a timely basis will cause us to be ineligible to use short-form registration statements on Form S-3, which may impair our ability to obtain additional capital in a timely fashion. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock and public warrants.

Risks Related to Ownership of our Securities

We may not be able to satisfy the continued listing standards of the NYSE going forward

Our common stock and public warrants are listed on the NYSE under the symbols “LLAP” and “LLAP WS” respectively. However, an active trading market for our common stock or warrants may not be sustained. Furthermore, we cannot ensure that we will be able to satisfy the continued listing standards of the NYSE going forward. If we cannot satisfy the continued listing standards going forward, the NYSE may commence delisting procedures against us, which could result in our common stock or public warrants being removed from listing on the NYSE. If any of our common stock or public warrants were to be delisted, the liquidity of our common stock or warrants could be adversely affected and the market price of our common stock or warrants could decrease. Delisting could also adversely affect our security holders’ ability to trade or obtain quotations on our securities because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. You may also not be able to resell your common stock or warrants at or above the price you paid for such securities or at all.

The trading price of our securities may be volatile.

The trading price of our common stock is likely to be volatile. The overall stock market has recently experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed above and the following, to the extent not already stated:

•
results of operations that vary from the expectations of securities analysts and investors;
•
results of operations that vary from those of our competitors;
•
the impact of the COVID-19 Pandemic and its effect on our business and financial conditions;
•
changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•
declines in the market prices of stocks generally;
•
strategic actions by us or our competitors;
•
announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•
any significant change in our management;
•
changes in general economic or market conditions or trends in our industry or markets;
•
changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•
future sales of our common stock or other securities;
•
the dilution to our stockholders from the exercise of our existing warrants into common stock;
•
investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•
public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•
litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•
guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•
the development and sustainability of an active trading market for our stock;
•
actions by institutional or activist stockholders;
•
changes in accounting standards, policies, guidelines, interpretations or principles; and
•
other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors (the “Board”). The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to it and such other factors as the Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness, including the Francisco Partners Facility, and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our industry, the Company’s stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. In addition, some financial analysts may have limited expertise with the Company’s model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause our stock price and/or trading volume to decline.

Continental Stock Transfer & Trust Company (“Continental”), our Transfer Agent, controls the transfer of our securities upon issuance and a failure by Continental to perform its functions for us effectively may adversely affect our operations.

There is no assurance that Continental will be able to effectively provide transfer agent and registrar services to us. Furthermore, Continental will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agent and registrar services. If Continental fails to perform its functions for us effectively, our operations may be adversely affected and the value of our investors’ stockholdings may be negatively impacted.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2022, our principal corporate and engineering offices are located in Boca Raton, Florida, Melbourne, Florida, Irvine, California, and Torino, Italy. Our facilities used for satellite manufacturing, assembly, integration, and testing are located in Irvine, California (approximately 98,000 square feet), Santa Maria, California (approximately 18,000 square feet), and Torino, Italy (approximately 4,000 square feet). In February 2023, we executed a lease for approximately 94,000 square feet of additional manufacturing and assembly space in Irvine, California. All of our properties are subject to long-term operating leases.

We also operate from a global network of approximately 50 ground stations, pairing our own ground stations with partner ground stations where we purchase access as needed.

We believe our properties are adequate and suitable for our business and are adequately maintained.

Additional information in response to this Item is included in Note 15 “Leases” in the notes to the consolidated financial statements and is incorporated by reference into Part I of this Annual Report. Our consolidated financial statements and the accompanying notes to the consolidated financial statements are filed as part of this Annual Report under Item 15 “Exhibit and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.

Item 3. Legal Proceedings.

We are subject to claims and lawsuits in the ordinary course of business, such as contractual disputes and employment matters. We are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings.

Additional information in response to this Item is included in Note 12 “Commitments and Contingencies” in the notes to the consolidated financial statements under the heading “Litigation and Other Legal Matters” and is incorporated by reference into Part I of this Annual Report. Our consolidated financial statements and the accompanying notes to the consolidated financial statements are filed as part of this Annual Report under Item 15 “Exhibit and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two classes of authorized capital stock, common stock and preferred stock.

Beginning on March 28, 2022, our common stock and public warrants began trading on the NYSE under the symbols “LLAP” and “LLAP WS,” respectively. From March 2021 until the consummation of the Tailwind Two Merger, our common stock and public warrants were publicly traded on the NYSE under the symbols “TWNT” and “TWNT WS,” respectively.

As of December 31, 2022, there are no shares of our preferred stock issued and outstanding. There is no established public trading market for shares of our preferred stock.

Holders of Record

As of March 15, 2023 the number of stockholders of record of our common stock was 54, which does not include the number of stockholders who hold our common stock through banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any dividends on our common stock. We intend to retain future earnings, if any, for future operations, expansion, and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

We have not made any sales of unregistered equity securities that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer

None.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.

The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates involving risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections of this Annual Report titled Item 1A “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements.” Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

BUSINESS AND BASIS OF PRESENTATION

We are a leading manufacturer of satellite products primarily serving the U.S. aerospace and defense industry. We provide end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and on-orbit support to meet the needs of our military, civil, and commercial customers. We have a foreign subsidiary based in Torino, Italy.

All financial information presented in this section has been prepared in U.S. dollars in accordance with GAAP, excluding our Non-GAAP measures, and includes the accounts of Terran Orbital Corporation and its subsidiaries. All intercompany transactions have been eliminated.

We evaluate and report financial and operating information in one segment. Prior to the fourth quarter of 2022, we had two operating and reportable segments: Satellite Solutions and Earth Observation Solutions. The Satellite Solutions segment primarily consisted of the design and manufacture of satellites on behalf of its customers, while the Earth Observation Solutions segment was created to develop, build, launch, and operate a constellation of company-owned Earth observation satellites featuring SAR capabilities to provide Earth observation data and mission solutions. The Earth Observation Solutions segment was in its developmental stage, had not completed any of the intended company-owned satellites, and did not generate any material revenue.

In October 2022, we re-assessed our liquidity and capital resources and determined to focus our production capacity on fulfilling existing and future customer contracts. We determined the most financially efficient method of providing advanced satellite imagery is to offer our Earth observation satellites as a product that customers can order as opposed to building a company-owned and operated constellation. Accordingly, the manner in which the CODM evaluates performance and allocates resources changed. Beginning in the fourth quarter of 2022, we report our results as a single operating and reportable segment on a consolidated basis. Where applicable, prior periods have been retrospectively adjusted to reflect our current operating and reportable segment structure.

FACTORS AFFECTING OPERATING RESULTS

Our financial success is based on our ability to deliver high quality products and services on a timely basis and at a cost-effective price for our customers. With the majority of our contracts with customers reflecting firm fixed pricing structures, our gross profit is dependent on the efficient and effective execution of our contracts. Our ability to maximize gross profit may be impacted by, but not limited to, unanticipated cost overruns, disruptions in our supply chains, and learning curve and non-recurring engineering costs related to our contracts with customers. Furthermore, our overall profitability may be impacted by our internal research and development initiatives associated with developing new and innovative technology, including the expansion of our offerings to include additional satellite bus designs, payload solutions, satellite subassemblies and components, and other defense-related products.

From time to time, we may strategically enter into contracts with low or negative margins relative to other contracts or that are at risk of cost overruns. This may occur due to strategic decisions built around positioning ourselves for future contracts or to enhance our product and service offerings. However, in some instances, loss contracts may occur from unforeseen cost overruns which are not recoverable from the customer. We establish loss reserves on contracts in which the cost estimate-at-completion (”EAC”) exceeds the estimated revenue. The loss reserves are recorded in the period in which a loss is determined. Our reference to adjustments to EAC in the context of describing our results of operations includes net changes during the period in our aggregate program contract values, estimated costs at completion and other program estimates, and include the impact of cost overruns and recognition of loss reserves.

We are actively expanding our headcount, manufacturing facilities, and office space in order to position ourselves to be awarded, and have the capacity to execute on larger contracts with recurring revenue opportunities. These growth initiatives, which were originally planned to be developed in Florida’s Space Coast, are principally located in Irvine, California near our existing facilities. Our existing portfolio of contracts includes multiple-satellite constellations as well as several technology demonstrations, prototypes, and studies with the potential for option exercises or follow-on contracts for multiple-satellite constellations. Accordingly, we are incurring a heightened level of operating expenses in advance of larger customer awards. These opportunities are subject to numerous uncertainties, including but not limited to: the customer may withdraw the opportunity, we may not submit a proposal, or we may not win a contract award or the full value of the award.

We may experience variability in the profitability of our contracts in the future and such future variability may occur at levels and frequencies different from historical experience. Such variability in profitability may be due to strategic decisions, cost overruns, or other circumstances within or outside of our control. Accordingly, our historical experience with profitability on our contracts is not indicative or predictive of future experience.

COVID-19 Pandemic

The COVID-19 Pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets. The COVID-19 Pandemic has contributed to a worldwide shortage of certain electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability of electronic components used in our operations has negatively affected our timing and ability to deliver products and services to customers as well as increased the costs of such components in recent periods. In an effort to manage this disruption to our supply chain, we have focused on accumulating critical components to ensure an appropriate level of supply is available when needed.

We have considered the ongoing and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the periods presented. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and financial results in future reporting periods.

RECENT DEVELOPMENTS

The comparability of our results of operations has been impacted by the following events:

Tailwind Two Merger

Prior to March 25, 2022, Tailwind Two was a publicly listed special purpose acquisition company incorporated as a Cayman Islands exempted company. On March 25, 2022, the Tailwind Two Merger was completed. In connection with the Tailwind Two Merger, Tailwind Two filed a notice of deregistration with the Cayman Islands Registrar of Companies and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, resulting in Tailwind Two becoming a Delaware corporation and changing its name from Tailwind Two to Terran Orbital Corporation. The Tailwind Two Merger resulted in Legacy Terran Orbital becoming a wholly-owned subsidiary of Terran Orbital Corporation.

As a result of the Tailwind Two Merger, all of Legacy Terran Orbital's issued and outstanding common stock was converted into shares of Terran Orbital Corporation's common stock using an exchange ratio of 27.585 shares of Terran Orbital Corporation's common stock per each share of Legacy Terran Orbital's common stock. In addition, Legacy Terran Orbital's convertible preferred stock and certain warrants were exercised and converted into shares of Legacy Terran Orbital's common stock immediately prior to the Tailwind Two Merger, and in turn, were converted into shares of Terran Orbital Corporation's common stock as a result of the Tailwind Two Merger. Further, in connection with the Tailwind Two Merger, Legacy Terran Orbital's share-based compensation plan and related share-based compensation awards were canceled and exchanged or converted, as applicable, with a new share-based compensation plan and related share-based compensation awards of Terran Orbital Corporation.

While Legacy Terran Orbital became a wholly-owned subsidiary of Terran Orbital Corporation, Legacy Terran Orbital was deemed to be the acquirer in the Tailwind Two Merger for accounting purposes. Accordingly, the Tailwind Two Merger was accounted for as a reverse recapitalization, in which case our consolidated financial statements represent a continuation of Legacy Terran Orbital and the issuance of common stock in exchange for the net assets of Tailwind Two recognized at historical cost and no recognition of goodwill or other intangible assets. Operations prior to the Tailwind Two Merger are those of Legacy Terran Orbital and all share and per-share data included in these consolidated financial statements have been retrospectively adjusted to give effect to the Tailwind Two Merger. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options and warrants were adjusted to reflect the Tailwind Two Merger. The treatment of the Tailwind Two Merger as a reverse recapitalization was based upon the pre-merger shareholders of Legacy Terran Orbital holding the majority of the voting interests of Terran Orbital Corporation, Legacy Terran Orbital's existing management team serving as the initial management team of Terran Orbital Corporation, Legacy Terran Orbital's appointment of the majority of the initial board of directors of Terran Orbital Corporation, and Legacy Terran Orbital's operations comprising the ongoing operations of the Company.

In connection with the Tailwind Two Merger, approximately $29 million of cash and marketable securities held in trust, net of redemptions by Tailwind Two's public shareholders, became available for use to Terran Orbital Corporation as well as proceeds received from the contemporaneous sale of common stock in connection with the closing of a PIPE investment with a contractual amount of $51 million (the “PIPE Investment”). In addition, the Company received additional proceeds from the issuance of debt contemporaneously with the Tailwind Two Merger. The cash raised was used for general corporate purposes, the partial paydown of debt, the payment of transaction costs and the payment of other costs directly or indirectly attributable to the Tailwind Two Merger.

Beginning on March 28, 2022, Terran Orbital Corporation’s common stock and public warrants began trading on the NYSE under the symbols “LLAP” and “LLAP WS,” respectively.

Refer to the discussions below under “Liquidity and Capital Resources” and Note 5 “Debt” in the notes to the consolidated financial statements for further details regarding our financing transactions.

Public Company Costs

As a result of the Tailwind Two Merger, we have incurred and will continue to incur additional legal, accounting, board compensation, and other expenses that we did not previously incur as a privately-owned company. These increase in costs include compliance with the Sarbanes-Oxley Act of 2002 as well as other corporate governance rules implemented by the SEC and the NYSE. Our financial statements for the periods following the Tailwind Two Merger reflect, and will continue to reflect, the impact of these incremental expenses.

Rivada Agreement

During February 2023, we entered into an agreement with Rivada providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of approximately $2.4 billion. The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether we ultimately recognize revenue and profit on this contract is subject to a number of uncertainties including, among other things, our ability to successfully perform our obligations, increase our manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to 2021

The following table presents our consolidated results of operations for the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021	$ Change
Revenue	$94,237	$40,906	$53,331
Cost of sales	111,494	33,912	77,582
Gross (loss) profit	(17,257)	6,994	(24,251)
Selling, general, and administrative expenses	111,870	43,703	68,167
Loss on impairment	23,694	-	23,694
Loss from operations	(152,821)	(36,709)	(116,112)
Interest expense, net	26,644	7,965	18,679
Loss on extinguishment of debt	23,141	96,024	(72,883)
Change in fair value of warrant and derivative liabilities	(43,300)	(1,716)	(41,584)
Other expense (income)	4,514	(38)	4,552
Loss before income taxes	(163,820)	(138,944)	(24,876)
Provision for income taxes	160	38	122
Net loss	$(163,980)	$(138,982)	$(24,998)

Revenue

The increase in revenue was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During 2022, we adjusted the EAC on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $7.0 million negative impact to revenue. While we believe our estimates as of December 31, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The increase in cost of sales was primarily due to the following:

•
an increase of $58.1 million in labor, materials, third-party services, overhead, launch costs, and other direct costs incurred in satisfying our customer contracts;
•
an increase of $12.5 million in share-based compensation expense, including a $2.1 million non-recurring cumulative impact from the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards;
•
an increase of $3.3 million related to reserves for anticipated losses on contracts as we recorded a $2.0 million increase in reserves during 2022 compared to a $1.3 million decrease in reserves during 2021;
•
an increase of $2.6 million related to scrap and obsolete materials and services due to production challenges and the write-off of launch costs due to a missed launch during 2022; and
•
an increase of $1.1 million related to our ground station network.

During 2022, we adjusted the EAC on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $11.3 million negative impact to cost of sales. While we believe our estimates as of December 31, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase of $37.9 million in share-based compensation expense, including a $15.1 million non-recurring cumulative impact from the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards;
•
an increase of $11.8 million in labor and benefits, net of allocated overhead, due to the increase in headcount as part of our growth initiatives;
•
an increase of $7.3 million in research and development activities, exclusive of allocated share-based compensation and depreciation, related to the development of new modules and payloads;
•
an increase of $4.1 million in insurance expense primarily as a result of becoming publicly traded in March 2022;
•
an increase of $3.1 million technology costs, net of allocated overhead, due to an increase in overall headcount and solutions utilized;
•
an increase of $2.4 million in facilities expense, net of allocated overhead, due to additional leased facilities as part of our growth initiatives; and
•
an increase of $2.2 million in travel and marketing expenses.

These increases were partially offset by a $2.0 million decrease in non-recurring accounting, legal, and other professional fees.

Loss on Impairment

During 2022, we recorded a loss on impairment of $22.4 million related to costs previously capitalized as construction-in-process associated with the development and construction of our company-owned Earth observation satellites. The resulting adjusted carrying amount represented the material, sub-assemblies, and other items which can be utilized for customer programs or other purposes. In addition, we recorded a loss on impairment of $1.3 million related to costs previously capitalized as construction-in-process associated with our former plans of constructing a facility in Florida’s Space Coast.

There were no material impairments during 2021.

Interest Expense, net

The increase in interest expense, net was due to an increase in amortization of discount on debt of $10.8 million and an increase in contractual interest of $8.9 million primarily as a result of higher debt balances each due to our financing transactions during 2022 and 2021. These increases were partially offset by an increase in capitalized interest of $0.8 million associated with the development of our Earth observation constellation.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During 2022, the gain on change in fair value was due to a decrease in fair value of $60.3 million of warrants and derivatives primarily occurring subsequent to the Tailwind Two Merger driven by a decrease in the Company’s price per warrant and price share of common stock, partially offset by a net increase in fair value of $17.0 million primarily related to warrants and derivatives that were ultimately settled as part of the Tailwind Two Merger.

During 2021, the gain on change in fair value was due to a decrease in fair value of $3.1 million related to warrants and derivatives issued in anticipation of the Tailwind Two Merger driven by an increase in the estimated redemption rates leading to the Tailwind Two Merger, partially offset by a net increase in fair value of $1.3 million related to warrants that appreciated in fair value in anticipation of the Tailwind Two Merger.

Other Expense (Income)

During 2022, other expense primarily related to $3.4 million of non-recurring legal and accounting fees associated with our financing transactions during the period, and $1.0 million of expense associated with the fair value of common stock issued as consideration for the execution of our committed equity facility as described under “Liquidity and Capital Resources” below.

Other income was not material during 2021.

Provision for Income Taxes

Provision for income taxes for 2022 was $160 thousand, resulting in an effective tax rate for the period of -0.1%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was related to taxable income from our foreign subsidiary.

Provision for income taxes for 2021 was $38 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of our provision for income taxes was related to our foreign subsidiary.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021	$ Change
Gross (loss) profit	$(17,257)	$6,994	$(24,251)
Share-based compensation expense	12,652	125	12,527
Depreciation and amortization	2,415	2,350	65
Adjusted gross (loss) profit	$(2,190)	$9,469	$(11,659)

The decrease in Adjusted Gross Profit was largely due to adjustments to the EAC on certain firm fixed price contracts as costs incurred exceeded amounts previously estimated, which had an estimated $18.3 million negative impact to Adjusted Gross Profit, partially offset by the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods. While we believe our estimates as of December 31, 2022 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021	$ Change
Net loss	$(163,980)	$(138,982)	$(24,998)
Interest expense, net	26,644	7,965	18,679
Provision for income taxes	160	38	122
Depreciation and amortization	4,008	3,053	955
Share-based compensation expense	51,082	678	50,404
Loss on extinguishment of debt	23,141	96,024	(72,883)
Change in fair value of warrant and derivative liabilities	(43,300)	(1,716)	(41,584)
Loss on impairment	23,694	-	23,694
Other, net(a)	9,075	6,796	2,279
Adjusted EBITDA	$(69,476)	$(26,144)	$(43,332)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company and financing transactions are included herein.

The decrease in Adjusted EBITDA was primarily due to a decrease in gross profit and an increase in selling, general, and administrative expenses related to labor and benefits, research and development, and other operating costs as a result of our growth initiatives and becoming a public company. Refer to the discussions above under “Results of Operations” for further details.

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

Our backlog totaled $170.8 million and $73.9 million as of December 31, 2022 and 2021, respectively. The increase in backlog was primarily due to the award to build 42 satellites for the U.S. Space Development Agency's ("SDA") Tranche 1 of the Transport Layer. The award is in addition to the 10 satellites we completed for the SDA's Tranche 0 of the Transport Layer. The increase in backlog was partially offset by revenue recognized and terminations that occurred during the period.

As of December 31, 2022, programs associated with Lockheed Martin represented approximately 81% of our backlog.

During early 2023, approximately $20.0 million of our backlog as of December 31, 2022 was terminated by the customers for convenience.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically funded our operations primarily through the issuance of debt and equity securities. Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to meet operational needs, (iii) upgrade of information technology, (iv) research and development initiatives, and (v) continued buildout of corporate functions and public company compliance requirements, inclusive of accounting and legal fees. Our long-term liquidity requirements include initiatives related to (i) design and development of payload solutions, (ii) expansion of advanced manufacturing and assembly facilities and capabilities, and (iii) development of new satellite components, infrastructure, and software. The timing and amount of spend on these initiatives may be materially delayed, reduced, and canceled as a result of the level of our financial resources and available financing opportunities. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred as a result of the Tailwind Two Merger and other financing transactions. Our sources of liquidity include cash generated from operations, potential proceeds from the exercise of warrants, and potential proceeds from the issuance of debt and/or equity securities, inclusive of sales of common stock through our Committed Equity Facility (as defined below).

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

We believe that there are no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants and that the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of March 21, 2023, the market price of our common stock is less than the exercise price for all warrants. Furthermore, the initial resale of our common stock by existing shareholders could result in a significant decline in the public trading price of our common stock. These sales, or the possibility that these sales may occur may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe that based on the current trading prices of our common stock it is unlikely that we will receive cash proceeds from the exercise of warrants in the next twelve months. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants outstanding as of December 31, 2022 for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $382.5 million.

As of December 31, 2022, we had $93.6 million of cash and cash equivalents, which included $1.9 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, the earnings of our foreign subsidiary are essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

In order to proceed with our strategic business plan, we will need to raise additional funds in the future through the issuance of additional debt, equity (including additional equity through our Committed Equity Facility, as defined below), or other commercial arrangements, which may not be available to us when needed or on terms that we deem to be favorable. To the extent we raise additional capital through the sale of equity or convertible securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of our strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms.

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

Long-term Debt

As of December 31, 2022, long-term debt was comprised of the following (including accrued interest paid-in-kind):

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	December 31, 2022
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Senior Secured Notes due 2026(1)	March 2021	April 2026	9.25% and 11.25%	Quarterly	56,741
Convertible Notes due 2027(2)	October 2022	October 2027	10.00%	Quarterly	101,699
PIPE Investment Obligation(3)	March 2022	December 2025	N/A	N/A	22,500
Equipment Financings(4)					859
Finance leases					411
Unamortized deferred issuance costs					(3,073)
Unamortized discount on debt					(148,801)
Total debt					150,359
Current portion of long-term debt					7,739
Long-term debt					$142,620

(1) - $31.7 million of the outstanding indebtedness incurs annual interest at 11.25%, of which 2.00% is payable-in-kind at our option.

(2) - Interest is payable-in-kind at our option. Principal and interest prior to maturity are convertible into common stock at a conversion price of $2.898 per share at the holder’s option.

(3) - Requires quarterly repayment of $1.875 million, which is payable in cash or common stock at our option.

(4) - Consists of equipment financing debt agreements with maturities through July 2028, annual interest rates ranging from 6.25% to 6.50%, and requiring monthly payments of interest and principal.

N/A - Not meaningful or applicable.

Our primary debt agreements contain a liquidity maintenance financial covenant requiring us to have an aggregate amount of unrestricted cash and cash equivalents of at least $20 million plus 15% of certain aggregated funded indebtedness for each fiscal quarter subsequent to December 31, 2022. In addition, our primary debt agreements contain a covenant requiring us to at least break even, on a trailing twelve month basis, on EBITDA (as defined in our underlying note agreements) by June 30, 2024. Our inability to raise capital through debt or equity financings or the lack of improvements in our operating results may negatively impact our compliance with these financial covenants.

Refer to Note 5 “Debt” in the notes to the consolidated financial statements for a full description of our long-term debt.

Warrants and Derivatives

As of December 31, 2022, our liability-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of December 31, 2022	Issuance	Maturity	Exercise/Conversion Price	December 31, 2022
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$1,922
Private Placement Warrants	78,000	March 2021	March 2027	$11.50	8
FP Combination Warrants(1)	8,291,704	March 2022	March 2027	$10.00	18,573
2027 Warrants	17,253,279	October 2022	October 2027	$2.898	13,707
Conversion Option Derivative(2)	35,092,695	October 2022	October 2027	$2.898	5,740
Warrant and derivative liabilities	79,937,638				$39,950

(1) - Holders have the right to exchange the warrants for a $25 million cash payment on March 25, 2025.

(2) - Represents the bifurcated embedded derivative associated with the Convertible Notes due 2027’s conversion option.

In connection with the Tailwind Two Merger, we issued 2.8 million warrants to Lockheed Martin and Beach Point Capital at a strike price of $10.00 per share expiring on March 25, 2027 (the “Combination Warrants”). The Combination Warrants represent equity-classified financial instruments and are excluded from the table above.

Refer to Note 6 “Warrants and Derivatives” in the notes to the consolidated financial statements for a full description of our warrants and derivatives.

Committed Equity Facility

On July 5, 2022, we entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II, LLC (”B. Riley”) giving us the right, but not the obligation, to sell to B. Riley over a 24-month period up to the lesser of (i) $100 million of newly issued shares of our common stock and (ii) 27,500,000 shares of our common stock. The price per share of common stock sold by us to B. Riley is determined by reference to the volume weighted average price of our common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that we will receive under the Committed Equity Facility will depend on the frequency and prices at which we sell common stock to B. Riley.

As of December 31, 2022, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock.

Refer to Note 8 “Mezzanine Equity and Shareholders’ Deficit” to the consolidated financial statements for a full description of the Committed Equity Facility.

Dividends

We intend to retain future earnings, if any, for future operations, expansion, and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness. There are no current restrictions in the covenants of our existing and outstanding indebtedness on our wholly-owned subsidiaries from distributing earnings in the form of dividends, loans, or advances and through repayment of loans or advances to Terran Orbital Corporation.

Following the Tailwind Two Merger, our existing and outstanding indebtedness allows for the declaration and payment of dividends or prepayment of junior debt obligations in cash subject to certain limitations.

Other Material Cash Requirements

In addition to debt service requirements on our long-term debt and any payment obligations on our warrants and derivatives, we have certain short-term and long-term cash requirements under operating leases and certain other contractual obligations and commitments.

Operating Leases

As of December 31, 2022, our expected future lease payments, including interest, for operating leases totaled approximately $51.2 million, with approximately $6.7 million due in 2023.

In February 2023, we executed an operating lease for manufacturing and assembly space with an original lease term of 124 months commencing no later than in February 2024 and with total future minimum base rent payments of approximately $34.5 million.

Refer to Note 15 “Leases” in the notes to the consolidated financial statements for a full description of our operating leases.

Purchase Commitments

Our material cash requirements for purchases of goods or services entered into in the ordinary course of business, including purchase orders and contractual obligations, primarily relate to materials and services required to manufacture, assemble, integrate, and test satellites and satellite buses in connection with satisfying our customer contracts.

As of December 31, 2022, our material contractual obligations entered into the ordinary course of business included a purchase commitment of $22.4 million for the procurement of components related to a customer program. As of December 31, 2022, approximately $14.6 million of the commitment was outstanding.

In connection with the Tailwind Two Merger, we entered into commercial agreements to purchase $20 million of goods and services over three years from two affiliates of a PIPE investor. As of December 31, 2022, approximately $17.2 million of purchase obligations remained outstanding under these commercial agreements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we do not have any material off-balance sheet arrangements other than the Combination Warrants, which are described above. The Combination Warrants are both indexed to and classified as equity under GAAP.

Cash Flow Analysis

The following table is a summary of our cash flow activity for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021	$ Change
Net cash used in operating activities	$(81,804)	$(34,887)	$(46,917)
Net cash used in investing activities	(22,469)	(16,352)	(6,117)
Net cash provided by financing activities	170,549	66,352	104,197
Effect of exchange rate fluctuations on cash and cash equivalents	(40)	(124)	84
Net increase in cash and cash equivalents	$66,236	$14,989	$51,247

Cash Flows from Operating Activities

The increase in net cash used in operating activities was primarily due to an increase in selling, general, and administrative expenses related to labor and benefits, research and development, and other operating costs as a result of our growth initiatives, cash interest payments of $14.3 million, and the buildup of raw materials to minimize the impact of supply chain challenges. The remainder of the activity in net cash used in operating activities is related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily due to the expansion of our manufacturing facilities and office space in connection with our growth initiatives as well as the payment of $2.5 million of capitalized interest. These increases were partially offset by a decrease in spending of $6.4 million associated with the development of company-owned satellites as a satellite was placed in service in the second half of 2021 and our prioritization of production capacity for U.S. Government programs as opposed to building a constellation of company-owned satellites.

Cash Flows from Financing Activities

During 2022, net cash provided by financing activities primarily consisted of $102 million of proceeds received allocated to the issuance of warrant and derivative instruments, $77 million of proceeds received allocated to the issuance of debt, $58 million of proceeds received from the Tailwind Two Merger and the PIPE Investment, and $15 million of proceeds received allocated to the issuance of common stock. These increases were partially offset by $50 million of payment of issuance costs related to our financing transactions and $33 million related to the repayment of long-term debt.

During 2021, net cash provided by financing activities primarily consisted of $50 million of proceeds received from the issuance of the Senior Secured Notes due 2026 and related warrants in March 2021, and $25 million of proceeds received from the issuance of the Pre-Combination Notes and related warrants and derivatives in November 2021, partially offset by $8.9 million of cash paid related to issuance and transaction costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.

The following discussion includes estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations, and are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.

Refer to the notes to the consolidated financial statements included in this Annual Report for further discussion of our significant accounting policies and the effect on our consolidated financial statements.

Revenue Recognition

The majority of our contracts with customers relate to the creation of specialized assets that do not have alternative use and entitle the us to an enforceable right to payment for performance completed to date. Accordingly, we generally recognize revenue over time using the cost-to-cost input method.

The recognition of revenue over time using the cost-to-cost input method is dependent on our EAC, which is subject to many variables and requires significant judgment. EAC represents the total estimated cost-at-completion and is comprised of direct material, direct labor and manufacturing overhead applicable to a performance obligation. There is a company-wide standard and periodic EAC process in which we review the progress and execution of outstanding performance obligations. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include our judgments about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. We must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

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

Some of our long-term contracts contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. Variable consideration is estimated at the most likely amount to which the Company is expected to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available. The unfunded portion of enforceable contracts are accounted for as variable consideration.

For contracts in which the U.S. Government is the ultimate customer, we follow U.S. Government procurement and accounting standards in assessing the allowability and the allocability of costs to contracts. Due to the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if different assumptions were used or if the underlying circumstances were to change. We monitor the consistent application of its critical accounting policies and compliance with contract accounting. Business operations personnel conduct periodic contract status and performance reviews. When adjustments in estimated contract revenues or costs are determined, any material changes from prior estimates are included in earnings in the current period. Also, regular and recurring evaluations of contract cost, scheduling and technical matters are performed by personnel who are independent from the business operations personnel performing work under the contract. Costs incurred and allocated to contracts with the U.S. Government are subject to audit by the Defense Contract Audit Agency for compliance with regulatory standards.

When the estimated cost-at-completion exceeds the estimated revenue to be earned for a performance obligation, we record a reserve for the anticipated losses in the period the loss is determined.

Fair Value Measurements

The measurement of our share-based compensation awards and warrant and derivative liabilities are based on the fair value of our common stock.

Prior to the Tailwind Two Merger, there was no public market for Legacy Terran Orbital’s common stock. As such, the estimated fair value of Legacy Terran Orbital’s common stock was subject to a significant level of estimation uncertainty, as described below. Following the Tailwind Two Merger, there is a public market for Terran Orbital Corporation’s common stock and certain warrant and derivative liabilities. Accordingly, the fair value of Terran Orbital Corporation’s common stock and applicable warrant and derivative liabilities is based on the closing price on the relevant valuation date as reported on the NYSE, thereby eliminating the significant level of estimation uncertainty.

Fair Value of Legacy Terran Orbital’s Common Stock

In the absence of a public market for the Legacy Terran Orbital’s common stock, the valuation of its common stock has been determined using an option pricing model, which considers the guideline publicly-traded company method, guideline transaction method, market calibration method and discounted cash flow method.

For purposes of estimating the fair value of Legacy Terran Orbital’s common stock, the option pricing model was used to allocate the total enterprise value of Legacy Terran Orbital to the different classes of equity as of the valuation date. Under the option pricing model, the fair value of common stock was estimated as the net value of a series of call options, representing the present value of the expected future returns to common shareholders. The rights of the common shareholders were equivalent to a call option on any value above the preferred shareholders’ liquidation preferences, adjusted to account for the rights of conversion or participation retained by the preferred shareholders, as applicable. Thus, the common stock could have been valued by estimating the incremental value the common stock shares in each of these call option rights.

The significant assumptions used in the option pricing model included:

•
Total enterprise value of Legacy Terran Orbital based on the guideline publicly-traded company method, guideline transaction method, market calibration method and discounted cash flow method;
•
Liquidation preferences, conversion values, and participation thresholds of different equity classes;
•
Probability-weighted time to a liquidity event;
•
Expected volatility based upon the historical and implied volatility of common stock for selected peers;
•
Expected dividend yield of zero as there was no history or plan of declaring dividends on its common stock;
•
Risk-free interest rate based on U.S. treasury bonds with a zero-coupon rate;
•
Implied valuation, timing, and probability of the Tailwind Two Merger; and
•
A discount for the lack of marketability of Legacy Terran Orbital’s common stock.

For purposes of estimating the total enterprise value of Legacy Terran Orbital, Legacy Terran Orbital considered the guideline publicly-traded company method, guideline transaction method, market calibration method and discounted cash flow method. A summary of each method and related significant assumptions were as follows:

•
Guideline publicly-traded company method: The guideline publicly-traded company method uses valuation multiples based on the enterprise value in relation to revenue for publicly-traded companies in the same or similar industries to arrive at an indication of value. Based on the implied valuation multiples of the peer companies, a valuation multiple of revenue is selected in order to estimate the enterprise value as of the valuation date.
•
Guideline transaction method: The guideline transaction method uses valuation multiples based on observed transactions that have occurred in the marketplace for companies in the same or similar industries to arrive at an indication of value. Based on the observed valuation multiples by comparing the implied enterprise values of the transaction to the respective revenue of the companies being acquired, a valuation multiple of revenue is selected in order to estimate the enterprise value as of the valuation date.
•
Market calibration method: The market calibration method analyzes the percent change in the enterprise values of peer companies between the prior valuation date and the current valuation date. Based on the observed market movement in the enterprise values of peer companies, a market movement factor is selected to represent the potential shift in enterprise value between the prior valuation date and the current valuation date. The selected market movement factor is applied to the indicated value as of the prior valuation date.
•
Discounted cash flow method: The discounted cash flow method estimates the enterprise value of a company by discounting projected cash flows using market participant assumptions. The derivation of projected cash flows is based on forecasted revenue, operating profit margins, operating expenses, cash flows, and perpetual growth rates. The discount rate is derived from a company’s capital structure and weighted-average cost of capital. Given the forecasted rapid growth in revenue compared to historical performance, the discounted cash flow method was primarily performed to corroborate the reasonableness of the indications of value from the guideline publicly-traded company method, guideline transaction method, and market calibration method.

Beginning in 2021, only the guideline publicly-traded company method and market calibration method were considered when determining the total enterprise value of Legacy Terran Orbital as a result of the implied valuation and timing and probability of a de-SPAC transaction. Finally, the total enterprise value of Legacy Terran Orbital was discounted for the lack of marketability of its common stock, which ranged from 7% to 34% and varied primarily based on the timing and probability of a de-SPAC transaction.

Legacy Terran Orbital considered various objective and subjective factors to determine the fair value of its common stock as of the valuation date, including:

•
Stage of development and recent operational developments and milestones and related impact on historical earnings;
•
Short-term and long-term business initiatives and related impact on projected earnings;
•
Company-specific credit and risk considerations;
•
Industry information, such as external market conditions affecting the satellite industry and trends within the satellite industry;
•
Recent observed valuations and operating metrics of an identified peer group;
•
Likelihood and timing of achieving a liquidity event, such as an initial public offering, SPAC merger, or strategic sale, or probability of an insolvency event given prevailing market conditions and the nature and history of Legacy Terran Orbital’s business;
•
Prices, privileges, powers, preferences and rights of Legacy Terran Orbital’s redeemable convertible preferred stock relative to those of its common stock; and
•
Macroeconomic conditions and other factors.

The estimated fair value of Legacy Terran Orbital’s common stock ranged from $2.70 per share to $7.00 per share from January 1, 2021 through December 31, 2021. There were no additional estimates performed during 2022 prior to the Tailwind Two Merger.

Beginning in January of 2021 and continuing throughout 2021, Legacy Terran Orbital was actively pursuing becoming a public company through either a de-SPAC transaction or an initial public offering. Legacy Terran Orbital received an indication of interest in early 2021 regarding a potential de-SPAC transaction prior to the commencement of communications with Tailwind Two. Conversations and negotiations with Tailwind Two regarding the Tailwind Two Merger commenced in May of 2021 with execution of a merger agreement on October 28, 2021, which resulted in an implied fair value of Legacy Terran Orbital’s common stock of approximately $10.00 per share based on the exchange ratio as of that date. Accordingly, the estimated fair value of Legacy Terran Orbital’s common stock during 2021 considered the implied valuation and timing and probability of a de-SPAC transaction. Legacy Terran Orbital’s estimate regarding the probability of a de-SPAC transaction was 50%, 50%, 60% and 70% as of March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, respectively, based on its assessment of the status and likelihood of events noted above.

Other Fair Value Measurements

The fair values of certain share-based compensation awards and warrant and derivative liabilities were estimated using the Black-Scholes option-pricing model. In addition to the fair value of common stock, additional assumptions used in the Black-Scholes option-pricing model included:

•
The exercise price of the instruments;
•
Expected term of the instruments;
•
Expected volatility based upon the historical and implied volatility of common stock for selected peers;
•
Expected dividend yield of zero as there is no history or plan of declaring dividends on common stock; and
•
Risk-free interest rate based on U.S. treasury bonds with a zero-coupon rate.

The fair values of certain warrant and derivative liabilities were estimated using models similar to that of the Black-Scholes option-pricing model and included additional assumptions. Depending on the circumstances and features of the instruments, additional assumptions included: (i) the estimated counterparty credit spread based on an estimated credit rating of CCC and below, (ii) the implied valuation, timing, and probability of closing the Tailwind Two Merger, (iii) the estimated redemption rate of the Tailwind Two’s public shareholders, and (iv) a discount for the lack of marketability of Legacy Terran Orbital’s common stock.

The fair value of the Conversion Option Derivative was estimated as the difference in the fair value of the Convertible Notes due 2027 inclusive of the conversion option and the fair value of the Convertible Notes due 2027 exclusive of the conversion option. The fair value inclusive of the conversion option was estimated using a lattice model with the following significant inputs and assumptions: (i)

time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, (v) contractual features such as prepayment options, call premiums and default provisions, (vi) price per share of common stock, (vii) dividend yield, and (viii) estimated volatility. The fair value exclusive of the conversion option was estimated using a discounted cash flow method using a discount rate based on an estimated credit rating of CCC and below plus a risk-free interest rate.

The grant date fair value of certain share-based compensation awards which included a market-based vesting condition was estimated using the Monte Carlo simulation model using the following significant inputs and assumptions as of the valuation date: (i) the price per share of common stock, (ii) the risk-free interest rate, (iii) the dividend yield, (iv) the estimated volatility, and (v) a discount for lack of marketability.

The assumptions underlying these valuations represented our best estimate, which involved inherent uncertainties and the application of judgment. If we had used different assumptions or estimates, the estimated fair value of common stock, share-based compensation awards, and warrant and derivative liabilities could have been materially different.

Inventory

Inventory consists of parts and sub-assemblies that are ultimately consumed in the manufacturing and final assembly of satellites. When an item in inventory has been identified and incorporated into a specific satellite, the cost of the sub-assembly is charged to cost of goods sold in the consolidated statements of operations and comprehensive loss. Inventory is measured at the lower of cost or net realizable value. The cost of inventory includes direct material, direct labor and manufacturing overhead and is determined on a first-in-first-out basis. Inventory is presented net of an allowance for losses associated with excess and obsolete items, which is estimated based on our current knowledge with respect to inventory levels, planned production and customer demand.

Long-lived Assets Impairment

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the net carrying amount of an asset or asset group may not be fully recoverable. We groups assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the net carrying amount of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows of the asset group are less than its net carrying amount, an impairment loss is recognized based on the amount by which the net carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

During 2022, we recorded a loss on impairment of $22.4 million related to costs previously capitalized as construction-in-process associated with the development and construction of our company-owned Earth observation satellites. The resulting adjusted carrying amount represented the material, sub-assemblies, and other items which can be utilized for customer programs or other purposes. Accordingly, we reclassified previously capitalized costs from construction-in-process of approximately $3.7 million to inventory and approximately $2.5 million to prepaid expenses and other current assets. In addition, we recorded a loss on impairment of $1.3 million related to costs previously capitalized as construction-in-process associated with our former plans of constructing a facility in Florida’s Space Coast.

Loss Contingencies

From time to time, we are subject to claims and lawsuits in the ordinary course of business, such as contractual disputes and employment matters. We are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. We record accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred.

ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 “Organization and Summary of Significant Accounting Policies” to the consolidated financial statements for further information about recent accounting pronouncements and adoptions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The Report of Independent Registered Public Accounting Firm, our consolidated financial statements, and the accompanying notes to the consolidated financial statements that are filed as part of this Annual Report are listed under “Item 15. Exhibit and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was not effective as of December 31, 2022 because all of our previously disclosed material weaknesses in the Registration Statement on Form S-1 filed with the SEC on July 8, 2022 (the “Form S-1”), except for one, remain to be remediated.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

While we have made progress on our remediation plan, we require additional time to complete the design and implementation of our remediation plan and to demonstrate the effectiveness of our remediation efforts. As a result, our internal control over financial reporting continues to have the following material weaknesses:

•
We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.
•
We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of business performance reviews, account reconciliations and journal entries.
•
We did not design and maintain effective controls to address the identification of and accounting for complex revenue transactions, including the proper application of GAAP related to such transactions. Specifically, we did not design and maintain controls over the accurate recording of progress towards completion on loss contracts, subsequent to initial loss recognition.
•
We did not design and maintain effective controls over the accounting for inventory in accordance with GAAP. Specifically, we did not design and maintain effective controls over complete and accurate inventory costing, appropriate capitalization of inventoriable costs, or classification of inventory between raw materials, work-in-process and finished goods.

Each of the material weaknesses described above could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:

•
user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel;
•
program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately;
•
computer operations controls to ensure that data backups are authorized and monitored; and
•
testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

The IT deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation Plan

We are actively working to remediate our identified material weaknesses. These remediation measures are ongoing and include (i) hiring additional accounting and IT personnel to bolster our technical reporting, transactional accounting, internal controls, and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing formal controls over segregation of duties; (iii) designing and implementing a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls; (iv) designing and implementing controls to formally assess complex accounting transactions and other technical accounting and financial reporting matters; (v) designing and implementing formal processes, accounting policies, procedures, and controls supporting our financial close process, including completion of business performance reviews, creating standard balance sheet reconciliation templates, and journal entry controls; and (vi) designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over data backups, and controls over program development efforts.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than changes related to the remediation of a material weakness as described below.

Remediation of a Previously Disclosed Material Weakness

As disclosed in the Form S-1, our management concluded that a material weakness existed regarding an ineffective control environment that was commensurate with our financial reporting requirements as we lacked a sufficient number of professionals with an (i) appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) appropriate level of knowledge, training and experience to establish effective processes and controls. During 2022, we remediated the material weakness by (1) implementing changes to our organizational structure and (2) hiring employees with the requisite experience and competence to assume responsibility and accountability for financial reporting and internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end of December 31, 2022 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item 11 “Executive Compensation” is incorporated herein by reference from our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, ” other than as set forth below as required by Item 201(d) and Item 403(c) of Regulation S-K, is incorporated herein by reference from our Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The Terran Orbital Corporation 2021 Omnibus Incentive Plan (the “2021 Plan”) provides for the issuance of share-based compensation awards to certain employees, officers, directors, and consultants. The 2021 Plan initially authorized the issuance of no more than 13,729,546 shares of Terran Orbital Corporation's common stock pursuant to share-based compensation awards under the 2021 Plan. Beginning on January 1, 2022, the number of authorized shares issuable under the 2021 Plan is subject to an annual increase on the first day of each calendar year during its term of the 2021 Plan, equal to the lesser of (i) 3% of the aggregate number of shares of Terran Orbital Corporation’s common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Terran Orbital Corporation’s common stock as determined by our board of directors.

The following table provides information as of December 31, 2022 with respect to shares of our common stock issuable under the 2021 Plan:

		Equity Compensation Plan Information (1)
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2021 Plan (2)(3)(4)	22,263,788	$0.07	6,517,524

Equity compensation plans not approved by shareholders	—	—	—
Total	22,263,788		6,517,524

(1) Reflects the effects of the Tailwind Two Merger in which share-based compensation awards of Legacy Terran Orbital were converted into share-based compensation awards of Terran Orbital Corporation using an exchange ratio of 27.585.

(2) Column (a) includes (i) 9,811,158 of the 15,023,296 share-based compensation awards authorized by the 2021 Plan, (ii) 4,135,052 of the 5,440,438 share-based compensation awards authorized by the merger agreement governing the Tailwind Two Merger, and (iii) 8,317,578 share-based compensation awards of Legacy Terran Orbital that were converted into share-based compensation awards of Terran Orbital Corporation. The share-based compensation awards for (ii) and (iii) are incremental to, and do not count against, the authorized share pool of the 2021 Plan.

(3) Column (a) includes (i) 16,455,694 shares of common stock that may be issued upon the vesting and settlement of service-based restricted stock unit (”RSUs”), (ii) 4,135,052 shares of common stock that may be issued upon the vesting and settlement of market-based RSUs, and (iii) 1,673,042 shares of common stock that may be issued upon the exercise of service-based stock options.

(4) The weighted-average exercise price in column (b) is inclusive of outstanding RSUs, which result in the issuance of shares of common stock for no consideration. Excluding the RSUs, the weighted-average exercise price is equal to $0.94.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 “Certain Relationships and Related Transactions, and Director Independence” is incorporated herein by reference from our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 “Principal Accountant Fees and Services” is incorporated herein by reference from our Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

1.
Financial Statements

See Index to Consolidated Financial Statements appearing on page F-1.

2.
Financial Statement Schedules

All financial statement schedules are omitted because either they are not required, are included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report, or are not material.

3.
Exhibits

The exhibits listed on the accompanying Exhibit Index are filed/furnished or incorporated by reference as part of this Annual Report.

Exhibit Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 28, 2021, by and among the Terran Orbital Corporation, Tailwind Two Acquisition Corp. and Titan Merger Sub, Inc.	8-K	2.1	10/28/2021
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Certificate of Incorporation of Terran Orbital Corporation	8-K	3.1	3/28/2022
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
3.3	Certificate of Amendment to the Certificate of Incorporation of Terran Orbital Corporation	8-K	3.3	3/28/2022
4.1	Certificate of Corporate Domestication of Tailwind Two Acquisition Corp.	8-K	4.1	3/28/2022
4.2	Form of Common Stock Certificate of Terran Orbital Corporation	8-K	4.2	3/28/2022
4.3	Stock and Warrant Purchase Agreement, dated March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, FP Credit Partners II, L.P., FP Credit Partners Phoenix II, L.P., BPC Lending II LLC and Lockheed Martin Corporation	10-Q	4.3	5/16/2022
4.4	Form of Convertible Note	8-K	4.1	10/31/2022
4.5	Form of Warrant	8-K	4.2	10/31/2022
4.6*	Description of Securities
10.1	Amendment to Sponsor Letter Agreement, dated as of March 25, 2022, between Tailwind Two Sponsor, LLC, Tommy Stadlen, certain other persons, Tailwind Two Acquisition Corp. and Terran Orbital Corporation	8-K	10.2	3/28/2022
10.2	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and BPC Lending II LLC	8-K	10.6	3/28/2022
10.3	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and Lockheed Martin Corporation	8-K	10.7	3/28/2022
10.4	First Amendment to Investor Rights Agreement, dated as of March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto	8-K	10.9	3/28/2022
10.5	Second Amendment to Investor Rights Agreement, dated as of May 31, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto	10-Q	10.5	8/10/2022
10.6	Form of Indemnification Agreement	8-K	10.10	3/28/2022
10.7+	Terran Orbital Corporation 2021 Omnibus Incentive Plan	8-K	10.13	3/28/2022
10.8	Amendment No. 1 to Note Purchase Agreement, dated as of March 9, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.1	3/15/2022
10.9	Amendment No. 2 to Note Purchase Agreement, dated as of March 25, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.19	3/28/2022
10.10	Amendment No. 7 to Note Purchase Agreement, dated as of March 25, 2022, by and among Terran Orbital Operating Corporation (f/k/a Terran Orbital Corporation), the guarantors from time to time party thereto, the purchasers from time to time party thereto and Lockheed Martin Corporation, as Authorized Representative	8-K	10.21	3/31/2022
10.11+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (4 Year Service Condition)	10-Q	10.10	5/16/2022
10.12+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (2 Year Service Condition).	10-Q	10.11	5/16/2022
10.13+	Form of Terran Orbital Corporation Restricted Stock Units Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.	10-Q	10.12	5/16/2022

10.14+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $11.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.	10-Q	10.13	5/16/2022
10.15+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $13.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.14	5/16/2022
10.16+	Form of Terran Orbital Corporation Restricted Stock Units Agreement (Retention RSUs) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.15	5/16/2022
10.17+	Form of Terran Orbital Corporation Stock Option Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.16	5/16/2022
10.18+	Pre-Tailwind Two Merger Form of Employment Agreement for Non-NEO Officers	10-Q	10.17	5/16/2022
10.19+	Form of Terran Orbital Corporation 2021 Omnibus Incentive Plan Substitute Stock Option Agreement	10-Q	10.19	8/10/2022
10.20+	Form of Terran Orbital Corporation Notice of Grant of Substitute Restricted Stock Units and Terran Orbital Corporation Substitute Restricted Stock Units Agreement	10-Q	10.20	8/10/2022
10.21+	Form of Terran Orbital Corporation Notice of Grant of Substitute Restricted Stock Units (Retention RSUs) ($[11.00/13.00] Share Price Hurdle) and Terran Orbital Corporation Substitute Restricted Stock Units Agreement (Retention RSUs)	10-Q	10.21	8/10/2022
10.22+	Form of Terran Orbital Corporation Restricted Stock Award Agreement under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.22	8/10/2022
10.23+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for non-employee directors) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.23	8/10/2022
10.24+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for employees) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.24	8/10/2022
10.25+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for consultants) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.25	8/10/2022
10.26+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (Retention RSUs) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.26	8/10/2022
10.27+	Form of Incentive Stock Option Agreement under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.27	8/10/2022
10.28+	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.28	8/10/2022
10.29+	Form of Nonqualified Stock Option Agreement for Company Employees under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.29	8/10/2022
10.30	Common Stock Purchase Agreement, dated as of July 5, 2022, by and between Terran Orbital Corporation and B. Riley Principal Capital II, LLC	8-K	10.1	7/6/2022
10.31	Registration Rights Agreement, dated as of July 5, 2022, by and between Terran Orbital Corporation and B. Riley Principal Capital II, LLC	8-K	10.2	7/6/2022
10.32	Convertible Note and Warrant Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Corporation, the guarantors party thereto, Lockheed Martin Corporation, as Purchaser, and U.S. Bank Trust Company, National Association, as Collateral Agent.	8-K	10.1	10/31/2022
10.33#	Strategic Cooperation Agreement, dated as of October 31, 2022, by and among Lockheed Martin Corporation, Terran Orbital Corporation, Terran Orbital Operating Corporation, Tyvak Nano-Satellite Systems, Inc. and PredaSAR Corporation.	8-K	10.2	10/31/2022
10.34	Eighth Amendment to Note Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Operating Corporation, the guarantors party thereto, the purchasers party thereto, and Lockheed Martin Corporation as Authorized Representative.	8-K	10.3	10/31/2022
10.35	Amendment No. 3 to Note Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Operating Corporation, Terran Orbital Corporation, the guarantors party thereto, the purchasers party thereto, and Wilmington Savings Society, FSB.	8-K	10.4	10/31/2022
10.36	First Lien/Second Lien Intercreditor Agreement, dated as of October 31, 2022, by and among Terran Orbital Corporation, the guarantors party thereto, U.S. Bank Trust Company, National Association, Wilmington Savings Fund Society, FSB, and U.S. Bank Trust Company, National Association.	8-K	10.5	10/31/2022
10.37*#†	Procurement Contract, dated February 21, 2023, by and between Tyvak Nano-Satellite Systems, Inc. and Rivada Space Networks GmbH.

21.1*	List of Subsidiaries of Terran Orbital Corporation
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

# Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

† Schedules and exhibits to this Exhibit omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRAN ORBITAL CORPORATION

Date: March 22, 2023	By:	/s/ Marc H. Bell
Marc H. Bell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc H. Bell	Chairman and Chief Executive Officer	March 22, 2023
Marc H. Bell	(Principal Executive Officer)

/s/ Gary A. Hobart	Chief Financial Officer, Executive Vice President and Treasurer	March 22, 2023
Gary A. Hobart	(Principal Financial Officer)

/s/ Mathieu Riffel	Vice President and Controller	March 22, 2023
Mathieu Riffel	(Principal Accounting Officer)

/s/ Daniel C. Staton	Director	March 22, 2023
Daniel C. Staton

/s/ James LaChance	Director	March 22, 2023
James LaChance

/s/ Thomas E. Manion	Director	March 22, 2023
Thomas E. Manion

/s/ Richard Y. Newton III	Director	March 22, 2023
Richard Y. Newton III

/s/ Tobi Petrocelli	Director	March 22, 2023
Tobi Petrocelli

/s/ Douglas L. Raaberg	Director	March 22, 2023
Douglas L. Raaberg

/s/ Stratton Sclavos	Director	March 22, 2023
Stratton Sclavos

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Terran Orbital Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terran Orbital Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Irvine, California
March 22, 2023

Terran Orbital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$93,561	$27,325
Accounts receivable, net of allowance for credit losses of $764 and $945 as of December 31, 2022 and 2021, respectively	4,754	3,723
Contract assets, net	6,763	2,757
Inventory	24,133	7,783
Prepaid expenses and other current assets	9,710	57,639
Total current assets	138,921	99,227
Property, plant, and equipment, net	24,743	35,530
Other assets	18,990	639
Total assets	$182,654	$135,396
Liabilities, mezzanine equity and shareholders' deficit:
Current portion of long-term debt	$7,739	$14
Accounts payable	21,188	9,366
Contract liabilities	27,228	17,558
Reserve for anticipated losses on contracts	2,860	886
Accrued expenses and other current liabilities	11,721	76,136
Total current liabilities	70,736	103,960
Long-term debt	142,620	115,134
Warrant and derivative liabilities	39,950	5,631
Other liabilities	20,769	2,028
Total liabilities	274,075	226,753
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable convertible preferred stock - authorized zero and 20,526,878 shares of $0.0001 par value as of December 31, 2022 and 2021, respectively; issued and outstanding shares of zero and 10,947,686 as of December 31, 2022 and 2021, respectively	-	8,000
Shareholders' deficit:
Preferred stock - authorized 50,000,000 and zero shares of $0.0001 par value as of December 31, 2022 and 2021, respectively; zero issued and outstanding	-	-
Common stock - authorized 300,000,000 and 151,717,882 shares of $0.0001 par value as of December 31, 2022 and 2021, respectively; issued and outstanding shares of 142,503,771 and 78,601,283 as of December 31, 2022 and 2021, respectively	14	8
Additional paid-in capital	269,574	97,737
Accumulated deficit	(361,168)	(197,066)
Accumulated other comprehensive income (loss)	159	(36)
Total shareholders' deficit	(91,421)	(99,357)
Total liabilities, mezzanine equity and shareholders' deficit	$182,654	$135,396

The accompanying notes are an integral part of these consolidated financial statements.

Terran Orbital Corporation

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenue	$94,237	$40,906
Cost of sales	111,494	33,912
Gross (loss) profit	(17,257)	6,994
Selling, general, and administrative expenses	111,870	43,703
Loss on impairment	23,694	-
Loss from operations	(152,821)	(36,709)
Interest expense, net	26,644	7,965
Loss on extinguishment of debt	23,141	96,024
Change in fair value of warrant and derivative liabilities	(43,300)	(1,716)
Other expense (income)	4,514	(38)
Loss before income taxes	(163,820)	(138,944)
Provision for income taxes	160	38
Net loss	(163,980)	(138,982)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	195	168
Total comprehensive loss	$(163,785)	$(138,814)

Weighted-average shares outstanding
Basic	128,261,443	76,713,895
Diluted	134,122,831	76,713,895

Net loss per share
Basic	$(1.28)	$(1.81)
Diluted	$(1.40)	$(1.81)

The accompanying notes are an integral part of these consolidated financial statements.

Terran Orbital Corporation

Consolidated Statements of Shareholders’ Deficit

(In thousands, except share amounts)

	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders' Deficit
Balance as of December 31, 2020	396,870	$8,000	2,439,634	$-	$7,454	$(58,084)	$(204)	$23,743	$(27,091)
Retrospective application of reverse recapitalization	10,550,816	-	64,857,839	7	(7)	-	-	-	-
Balance as of December 31, 2020 - Recast	10,947,686	$8,000	67,297,473	$7	$7,447	$(58,084)	$(204)	$23,743	$(27,091)
Net loss	-	-	-	-	-	(138,982)	-	-	(138,982)
Other comprehensive income, net of tax	-	-	-	-	-	-	168	-	168
Issuance of common stock in exchange for non-controlling interest, net of issuance costs	-	-	10,704,772	1	23,310	-	-	(23,743)	(432)
Issuance of warrants, net of issuance costs	-	-	-	-	66,060	-	-	-	66,060
Share-based compensation	-	-	-	-	678	-	-	-	678
Exercise of stock options	-	-	599,038	-	242	-	-	-	242
Balance as of December 31, 2021	10,947,686	$8,000	78,601,283	$8	$97,737	$(197,066)	$(36)	$-	$(99,357)
Adoption of accounting standard, net of tax	-	-	-	-	-	(122)	-	-	(122)
Net loss	-	-	-	-	-	(163,980)	-	-	(163,980)
Other comprehensive income, net of tax	-	-	-	-	-	-	195	-	195
Conversion of redeemable convertible preferred stock into common stock	(10,947,686)	(8,000)	10,947,686	1	7,999	-	-	-	8,000
Net settlement of liability-classified warrants into common stock	-	-	694,873	-	7,616	-	-	-	7,616
Net settlement of equity-classified warrants into common stock	-	-	22,343,698	2	(2)	-	-	-	-
Issuance of common stock in connection with the Tailwind Two Merger and PIPE Investment, net of issuance costs	-	-	16,114,695	2	6,926	-	-	-	6,928
Issuance of common stock in connection with financing transactions, net of issuance costs	-	-	4,325,000	1	40,733	-	-	-	40,734
Reclassification of liability-classified warrants and derivatives to equity-classified	-	-	-	-	11,007	-	-	-	11,007
Issuance of contingently issuable common stock	-	-	4,095,569	-	44,887	-	-	-	44,887
Issuance of common stock under the Committed Equity Facility	-	-	637,487	-	2,795	-	-	-	2,795
Share-based compensation	-	-	-	-	51,082	-	-	-	51,082
Settlement of vested restricted stock units, net of net share settlements	-	-	4,404,201	-	(1,515)	-	-	-	(1,515)
Exercise of stock options	-	-	339,279	-	356	-	-	-	356
Other	-	-	-	-	(47)	-	-	-	(47)
Balance as of December 31, 2022	-	$-	142,503,771	$14	$269,574	$(361,168)	$159	$-	$(91,421)

The accompanying notes are an integral part of these consolidated financial statements.

TERRAN ORBITAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(163,980)	$(138,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,008	3,053
Non-cash interest expense	14,309	7,908
Share-based compensation expense	51,082	678
Provision for losses on receivables and inventory	3,598	877
Loss on impairment	23,694	-
Loss on extinguishment of debt	23,141	96,024
Change in fair value of warrant and derivative liabilities	(43,300)	(1,716)
Amortization of operating right-of-use assets	994	-
Other non-cash, net	1,000	(567)
Changes in operating assets and liabilities:
Accounts receivable, net	376	(1,687)
Contract assets	(4,054)	(901)
Inventory	(14,564)	(5,393)
Prepaid expenses and other current assets	105	596
Accounts payable	12,981	2,161
Contract liabilities	10,012	(229)
Reserve for anticipated losses on contracts	1,975	(1,322)
Accrued expenses and other current liabilities	(2,685)	4,634
Accrued interest	(1,835)	-
Other, net	1,339	(21)
Net cash used in operating activities	(81,804)	(34,887)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(22,469)	(16,352)
Net cash used in investing activities	(22,469)	(16,352)
Cash flows from financing activities:
Proceeds from long-term debt	77,369	58,241
Proceeds from warrants and derivatives	101,734	16,759
Proceeds from Tailwind Two Merger and PIPE Investment	58,424	-
Proceeds from issuance of common stock	14,791	-
Proceeds from issuance of common stock under the Committed Equity Facility	1,795	-
Repayment of long-term debt	(32,890)	(10)
Payment of issuance costs	(49,515)	(8,880)
Proceeds from exercise of stock options	356	242
Payment of withholding taxes on net share settlements	(1,515)	-
Net cash provided by financing activities	170,549	66,352

Effect of exchange rate fluctuations on cash and cash equivalents	(40)	(124)

Net increase in cash and cash equivalents	66,236	14,989
Cash and cash equivalents at beginning of period	27,325	12,336
Cash and cash equivalents at end of period	$93,561	$27,325

Non-cash investing and financing activities:
Interest paid, net of amounts capitalized	$14,270	$-
Interest capitalized to property, plant, and equipment not yet paid	426	1,265
Purchases of property, plant, and equipment not yet paid	1,196	845
Reclassification of property, plant, and equipment to inventory and prepaid expenses and other current assets	6,199	-
Depreciation and amortization capitalized to construction-in-process	170	479
Issuance costs not yet paid	-	4,141
Non-cash exchange and extinguishment of long-term debt	40,432	125,857
Issuance of common stock in exchange for non-controlling interest	-	23,743
Conversion of redeemable convertible preferred stock into common stock	8,000	-
Net settlement of liability-classified warrants into common stock	7,616	-
Net settlement of equity-classified warrants into common stock	(2)	-
Non-cash issuance of common stock in connection with PIPE Investment	10,060	-
Non-cash issuance of common stock in connection with financing transactions	27,304	-
Reclassification of liability-classified warrants and derivatives to equity-classified	11,007	-
Issuance of contingently issuable common stock	44,887	-

The accompanying notes are an integral part of these consolidated financial statements.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Business

Terran Orbital Corporation, formerly known as Tailwind Two Acquisition Corp. (“Tailwind Two”), together with its wholly-owned subsidiaries (the “Company”), is a leading manufacturer of satellite products primarily serving the United States (“U.S.”) aerospace and defense industry. The Company provides end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and on-orbit support to meet the needs of its military, civil, and commercial customers. The Company has a foreign subsidiary based in Torino, Italy.

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

While Legacy Terran Orbital became a wholly-owned subsidiary of Terran Orbital Corporation, Legacy Terran Orbital was deemed to be the acquirer in the Tailwind Two Merger for accounting purposes. Accordingly, the Tailwind Two Merger was accounted for as a reverse recapitalization, in which case the consolidated financial statements of the Company represent a continuation of Legacy Terran Orbital and the issuance of common stock in exchange for the net assets of Tailwind Two recognized at historical cost and no recognition of goodwill or other intangible assets. Operations prior to the Tailwind Two Merger are those of Legacy Terran Orbital and all share and per-share data included in these consolidated financial statements have been retrospectively adjusted to give effect to the Tailwind Two Merger. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options and warrants were adjusted to reflect the Tailwind Two Merger. The treatment of the Tailwind Two Merger as a reverse recapitalization was based upon the pre-merger shareholders of Legacy Terran Orbital holding the majority of the voting interests of Terran Orbital Corporation, Legacy Terran Orbital's existing management team serving as the initial management team of Terran Orbital Corporation, Legacy Terran Orbital's appointment of the majority of the initial board of directors of Terran Orbital Corporation, and Legacy Terran Orbital's operations comprising the ongoing operations of the Company.

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Basis of Presentation and Significant Accounting Policies

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”) requires the Company to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.

The consolidated financial statements have been prepared in U.S. dollars in accordance with GAAP and include the accounts of Terran Orbital Corporation and its subsidiaries. All intercompany transactions have been eliminated.

Information on select accounting policies and methods not discussed below are included in the respective footnotes that follow.

Segment Change

The Company evaluates and reports financial information based on the manner in which its Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and allocates resources. Prior to the fourth quarter of 2022, the Company had two operating and reportable segments: Satellite Solutions and Earth Observation Solutions. The Satellite Solutions segment primarily consisted of the design and manufacture of satellites on behalf of its customers, while the Earth Observation Solutions segment was created to develop, build, launch, and operate a constellation of company-owned Earth observation satellites featuring synthetic aperture radar (“SAR”) capabilities to provide Earth observation data and mission solutions. The Earth Observation Solutions segment was in its developmental stage, had not completed any of the intended company-owned satellites, and did not generate any material revenue.

In October 2022, the Company re-assessed its liquidity and capital resources and determined to focus its production capacity on fulfilling existing and future customer contracts. The Company determined the most financially efficient method of providing advanced satellite imagery is to offer its Earth observation satellites as a product that customers can order as opposed to building a company-owned and operated constellation. Accordingly, the manner in which the CODM evaluates performance and allocates resources changed. Beginning in the fourth quarter of 2022, the Company reports its results as a single operating and reportable segment on a consolidated basis. Where applicable, prior periods have been retrospectively adjusted to reflect the Company's current operating and reportable segment structure.

COVID-19 Pandemic

The outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”) has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets. The COVID-19 Pandemic has contributed to a worldwide shortage of electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability to receive electronic components used in the Company’s operations has negatively affected its timing and ability to deliver products and services to customers as well as increased its costs in recent periods. The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the periods presented. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and consolidated financial statements in future reporting periods.

Foreign Currency Translation and Transaction Gains and Losses

The Company’s reporting currency is the U.S. dollar. The financial statements of the Company’s foreign subsidiary are translated from its functional currency, which is the Euro, into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rate. Revenue, expenses and cash flows are translated at the average foreign exchange rate for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets.

For any transaction that is denominated in a currency different from the entity’s functional currency, a gain or loss is recognized in other (income) expense in the consolidated statements of operations and comprehensive loss based on the difference between the foreign exchange rate at the transaction date and the foreign exchange rate at the transaction settlement date or end-of-period rate, if unsettled.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the time of purchase.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates presented:

	December 31,
(in thousands)	2022	2021
Deferred debt commitment costs	$-	$46,632
Deferred equity issuance costs	-	6,085
Deferred cost of sales	2,482	2,950
Other current assets	7,228	1,972
Prepaid expenses and other current assets	$9,710	$57,639

As of December 31, 2021, deferred debt commitment costs related to warrants and other consideration transferred in association with a financing arrangement entered into in anticipation of the Tailwind Two Merger and were reclassified to discount on debt and deferred issuance costs upon the issuance of the associated debt in March 2022. Refer to Note 5 “Debt” and Note 6 “Warrants and Derivatives” for further discussion.

Deferred equity issuance costs related to direct and incremental legal, accounting, and other transaction costs incurred in connection with the Tailwind Two Merger and were reclassified as a reduction to additional paid-in capital upon closing of the Tailwind Two Merger. Payments associated with deferred equity issuance costs are reflected in payment of issuance costs in the consolidated statements of cash flows.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	December 31,
(in thousands)	2022	2021
Current warrant and derivative liabilities(1)	$-	$68,518
Payroll-related accruals	5,671	5,771
Current operating lease liabilities	971	-
Accrued interest	2,107	-
Other current liabilities	2,972	1,847
Accrued expenses and other current liabilities	$11,721	$76,136

(1) Refer to Note 6 “Warrants and Derivatives” for further discussion.

Research and Development

Research and development includes materials, labor, and overhead allocations attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss. Research and development expense was $14.5 million and $1.9 million during 2022 and 2021, respectively.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Retirement Plans

The Company maintains a qualified defined contribution plan for U.S. employees in the form of a 401(k) plan. Employee participants are permitted to make contributions on a before-tax or after-tax basis. The Company began making matching contributions to its 401(k) plan for U.S. employees during 2022. The Company’s contributions to the plan totaled approximately $1.3 million in 2022 and were recorded in selling, general, and administrative expenses.

In addition, the Company maintains a defined contribution plan for international employees. The Company’s contributions to the plan were not material during 2022 and 2021.

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

Concentrations of credit risk with respect to accounts receivable and contract assets are limited because a large portion of our balances are related to (i) reputable companies with significant financial resources or (ii) customer programs in which the U.S. Government is the ultimate customer.

A small number of customers and contracts historically have represented a significant portion of the Company's consolidated revenue. Lockheed Martin Corporation (“Lockheed Martin”) represented approximately 76% and 50% of consolidated revenue during 2022 and 2021, respectively. There were no other individual customers who accounted for more than 10% of the Company’s revenue in 2022 or 2021.

The table below presents individual customers who accounted for more than 10% of the Company’s combined accounts receivable, net of allowance for credit losses, and contract assets, net of allowance for credit losses, as of the dates presented:

	December 31,
	2022	2021
Customer A	42%	19%
Customer B	12%	0%
Customer C	11%	11%
Customer D	9%	20%
Customer E	6%	22%
Customer F	3%	12%
Total	83%	84%

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

Upon transition to the guidance as of the date of adoption, the Company recognized operating lease liabilities on the consolidated balance sheets with a corresponding amount of right-of-use assets, net of amounts reclassified from other assets and liabilities as specified by the guidance. The adoption did not have a material effect on the consolidated statements of operations and comprehensive loss or cash flows. Refer to Note 15 “Leases” for further discussion.

The net impact of the adoption to the consolidated balance sheet was as follows:

(in thousands)	2021	Lease Standard Adoption Adjustment	January 1, 2022
Assets
Other assets	$639	$6,550	$7,189

Liabilities
Accrued expenses and other current liabilities	76,136	166	76,302
Other liabilities	2,028	6,384	8,412

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

Payments for costs not yet incurred or for costs incurred in anticipation of providing a good or service under a contract with a customer in the future are included in prepaid expenses and other current assets on the consolidated balance sheets.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Estimate-at-Completion

The recognition of revenue over time using the cost-to-cost input method is dependent on the Company’s cost estimate-at-completion (”EAC”), which is subject to many variables and requires significant judgment. EAC represents the total estimated cost-at-completion and is comprised of direct material, direct labor and manufacturing overhead applicable to a performance obligation. There is a company-wide standard and periodic EAC process in which the Company reviews the progress and execution of outstanding performance obligations. As part of this process, the Company reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include the Company’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. The Company must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

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

Disaggregation of Revenue

Below is a summary of the Company’s accounting by type of revenue:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

•
Mission Support: Mission support services primarily relate to the integrated design, manufacture, and assembly of satellites for customers. Revenue associated with mission support services is recognized over time using the cost-to-cost input method. Mission support services are generally either firm-fixed price or cost-plus fee arrangements.
•
Launch Support: Launch support services relate to the assistance in the launch of a satellite into space by identifying and securing launch opportunities with launch providers as well as coordinating and managing the activities leading up to the launch event on behalf of customers. Revenue associated with launch support services is recognized over time using the cost-to-cost input method. Launch support services are generally firm-fixed price arrangements.
•
Operations: Operations relates to the management, operations, and communication of information of satellites that are on-orbit on behalf of a customer. Revenue associated with operations is generally recognized monthly at a fixed contractual rate. Accordingly, the revenue is recognized in proportion to the amount the Company has the right to invoice for services performed.
•
Studies, Design and Other: Studies, design and other services primarily relate to professional engineering feasibility studies and preliminary design services for customers. Revenue associated with studies, design and other services is primarily recognized over time using the cost-to-cost input method. Studies, design, and other are generally either firm-fixed price or cost-plus fee arrangements.

The following tables present the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021
Mission support	$87,542	$37,109
Launch support	3,047	1,144
Operations	1,999	2,039
Studies, design and other	1,649	614
Revenue	$94,237	$40,906

	Years Ended December 31,
(in thousands)	2022	2021
U.S. Government contracts
Fixed price	$59,716	$17,036
Cost-plus fee	8,667	4,912
	68,383	21,948

Foreign government contracts
Fixed price	4,500	4,623

Commercial contracts
Fixed price, U.S.	12,742	9,005
Fixed price, International	8,435	5,210
Cost-plus fee	177	120
	21,354	14,335

Revenue	$94,237	$40,906

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

services performed and does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

As of December 31, 2022, the Company had approximately $170.8 million of remaining performance obligations. The Company estimates that substantially all of the remaining performance obligations as of December 31, 2022 will be completed and recognized as revenue by December 31, 2024.

During early 2023, approximately $20.0 million of the Company’s backlog as of December 31, 2022 was terminated by the customers for convenience.

During February 2023, the Company entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of $2.4 billion. The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether the Company ultimately recognizes revenue and profit on this contract is subject to a number of uncertainties including, among other things, its ability to successfully perform its obligations, increase its manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations.

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

Contract assets from products and services for which the U.S. Government is the ultimate customer included in contract assets was $5.3 million and $1.1 million as of December 31, 2022 and 2021, respectively.

The following is a summary of contract assets, net, recognized in the consolidated balance sheets as of the dates presented:

(in thousands)	December 31, 2022	January 1, 2022(1)
Contract assets, gross	$6,840	$2,757
Allowance for credit losses	(77)	(82)
Contract assets, net	$6,763	$2,675

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

(1) Balances reflected are subsequent to the adoption of CECL on January 1, 2022.

As of December 31, 2022 and 2021, all contract assets were classified as current assets.

There were no material impairments of contract assets during the years ended December 31, 2022 or 2021.

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

As of December 31, 2022 and 2021, substantially all contract liabilities were classified as current liabilities.

During 2022 and 2021, the Company recognized revenue of $17.0 million and $17.2 million, respectively, that was previously included in the beginning balance of contract liabilities.

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

Receivables from products and services for which the U.S. Government is the ultimate customer included in accounts receivable was $1.1 million and $2.1 million as of December 31, 2022 and 2021, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021
Beginning balance	(945)	$(635)
Adoption of CECL	(39)	-
Provision for credit losses	(538)	(407)
Write-offs	758	97
Ending balance	(764)	$(945)

Reserve for Anticipated Losses on Contracts

When the estimated cost-at-completion exceeds the estimated revenue to be earned for a performance obligation, the Company records a reserve for the anticipated losses in the period the loss is determined. The reserve for anticipated losses on contracts is presented as a current liability in the consolidated balance sheets and as a component of cost of sales in the consolidated statements of operations and comprehensive loss in accordance with ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.

The Company recorded an increase of $2.0 million and a decrease of $1.3 million in cost of sales related to the reserve for anticipated losses on contracts during 2022 and 2021, respectively.

Note 3 Inventory

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Inventory consists of parts and sub-assemblies that are ultimately consumed in the manufacturing and final assembly of satellites. When an item in inventory has been identified and incorporated into a specific satellite, the cost of the sub-assembly is charged to cost of sales in the consolidated statements of operations and comprehensive loss. Inventory is measured at the lower of cost or net realizable value. The cost of inventory includes direct material, direct labor, and manufacturing overhead and is determined on a first-in-first-out basis. Inventory is presented net of an allowance for losses associated with excess and obsolete items, which is estimated based on the Company’s current knowledge with respect to inventory levels, planned production, and customer demand.

The components of inventory as of the dates presented were as follows:

	December 31,
(in thousands)	2022	2021
Raw materials	$19,194	$4,782
Work-in-process	4,939	3,001
Total inventory	$24,133	$7,783

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

Depreciation expense was $4.0 million and $3.1 million during 2022 and 2021, respectively. Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation, and net carrying amount of property, plant, and equipment, net as of the dates presented were as follows:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

	December 31,
(in thousands)	2022	2021
Machinery and equipment	$13,066	$7,607
Satellites	2,209	2,209
Ground station equipment	1,944	1,944
Office equipment and furniture	2,881	2,239
Computer equipment and software	317	142
Leasehold improvements	9,734	8,533
Construction-in-process	9,467	23,647
Property, plant, and equipment, gross	39,618	46,321
Accumulated depreciation	(14,875)	(10,791)
Property, plant, and equipment, net	$24,743	$35,530

Construction-in-process includes company-owned satellites, ground station equipment, and machinery not yet placed into service. The Company capitalized interest to construction-in-process of $2.0 million and $1.3 million during 2022 and 2021, respectively.

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

Loss on Impairment

During 2022, the Company recorded a loss on impairment of $22.4 million related to costs previously capitalized as construction-in-process associated with the development and construction of its company-owned Earth observation satellites. The resulting adjusted carrying amount represented the material, sub-assemblies, and other items which can be utilized for customer programs or other purposes. Accordingly, the Company reclassified previously capitalized costs from construction-in-process of approximately $3.7 million to inventory and approximately $2.5 million to prepaid expenses and other current assets. In addition, the Company recorded a loss on impairment of $1.3 million related to costs previously capitalized as construction-in-process associated with its former plans of constructing a facility in Florida’s Space Coast.

There were no material impairments of property, plant and equipment during 2021.

Note 5 Debt

Long-term debt as of the presented periods was comprised of the following (including accrued interest paid-in-kind):

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

(in thousands)					December 31,
Description	Issued	Maturity	Interest Rate	Interest Payable	2022	2021
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$30,289
Senior Secured Notes due 2026(1)	March 2021	April 2026	9.25% and 11.25%	Quarterly	56,741	94,686
Convertible Notes due 2027	October 2022	October 2027	10.00%	Quarterly	101,699	-
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	22,500	-
Equipment financings(2)					859	-
Finance leases					411	53
Unamortized deferred issuance costs					(3,073)	(761)
Unamortized discount on debt					(148,801)	(9,119)
Total debt					150,359	115,148
Current portion of long-term debt					7,739	14
Long-term debt					$142,620	$115,134

(1) - Includes the Lockheed Martin Rollover Debt and Beach Point Rollover Debt, each as defined below.

(2) - Consists of equipment financing debt agreements with maturities through July 2028, annual interest rates ranging from 6.25% to 6.50%, and requiring monthly payments of interest and principal.

N/A - Not meaningful

Francisco Partners Facility

On November 24, 2021 (the “FP NPA Closing Date”), the Company entered into a note purchase agreement (the “FP Note Purchase Agreement”) for the issuance and sale of senior secured notes with an aggregate principal amount of up to $150 million due on November 24, 2026 to Francisco Partners (the “Francisco Partners Facility”). The Francisco Partners Facility originally consisted of (i) $30 million of senior secured notes, which were drawn on the FP NPA Closing Date (the “Pre-Combination Notes”), (ii) $20 million of senior secured notes drawable at the closing of the Tailwind Two Merger (the "Delayed Draw Notes"), and (iii) up to an additional $100 million of senior secured notes drawable at the closing of the Tailwind Two Merger (the “Conditional Notes”). Deferred debt commitment costs related to the Francisco Partners Facility totaled $62.4 million and related to an original issue discount of $5 million, third-party legal fees of $864 thousand, warrants, and contingently issuable warrants and equity. Deferred debt commitment costs were reclassified to discount on debt and deferred issuance costs, as it relates to third-party legal fees, at the time the underlying debt is issued.

On November 24, 2021, the Pre-Combination Notes were issued net of a $5 million original issue discount and resulted in proceeds received of $25 million, of which $10.8 million was allocated to proceeds from debt and $14.2 million was allocated to proceeds from warrants and derivatives in the consolidated statements of cash flows. The Company reclassified deferred debt commitment costs of $15.5 million to discount on debt and $218 thousand to deferred issuance costs related to the issuance of the Pre-Combination Notes.

On March 9, 2022, the Company amended the FP Note Purchase Agreement to, among other things, (i) increase the total principal amount of senior secured notes that may be issued under the FP Note Purchase Agreement to up to $154 million, (ii) increase the principal amount of the Delayed Draw Notes to $24 million, and (iii) accelerate the funding of the Delayed Draw Notes.

The Delayed Draw Notes were issued net of a $4 million original issue discount and resulted in proceeds received of $20 million, of which $8.6 million was allocated to proceeds from debt and $11.4 million was allocated to proceeds from warrants and derivatives in the consolidated statements of cash flows. The Company reclassified deferred debt commitment costs of $13.2 million to discount on debt and $137 thousand to deferred issuance costs related to the issuance of the Delayed Draw Notes. The Company incurred an incremental $208 thousand of deferred issuance costs related to the issuance of the Delayed Draw Notes.

On March 25, 2022, the Company further amended the FP Note Purchase Agreement to, among other things, (i) decrease the principal amount of senior secured notes that may be issued under the FP Note Purchase Agreement to up to $119 million, (ii) amend certain existing covenants, as described above, (iii) add an additional covenant, as described above, (iv) revise the maturity date to April 1, 2026, and (v) change the timing of quarterly interest payments, which were originally due on the last business day of each calendar quarter, to May 15th, August 15th, November 15th and February 15th of each calendar year, with the first such interest payment due on May 15, 2022. As consideration for the amendment on March 25, 2022, Francisco Partners received an additional 1.9 million shares of Terran Orbital Corporation's common stock in connection with the Tailwind Two Merger.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Upon closing of the Tailwind Two Merger, the Company issued $65 million of Conditional Notes. The Conditional Notes were issued net of a $5 million original issue discount and resulted in proceeds received of $60 million, of which $14.4 million was allocated to proceeds from debt, $30.8 million was allocated to proceeds from warrants and derivatives, and $14.8 million was allocated to proceeds from the issuance of common stock in the consolidated statements of cash flows. The Company reclassified deferred debt commitment costs of $32.8 million to discount on debt and $509 thousand to deferred issuance costs upon the issuance of the Conditional Notes. The Company incurred an incremental $851 thousand of issuance costs related to the issuance of the Conditional Notes, of which $641 thousand was allocated to debt and $210 thousand was allocated to equity.

In connection with the Convertible Note and Warrant Purchase Agreement (as defined below), the FP Note Purchase Agreement was amended to, to among other things, provide consent for the Company to enter into the Convertible Note and Warrant Purchase Agreement as well as a First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests and certain other matters related to the Company’s outstanding debt. In addition, the amendment made certain changes to the FP Note Purchase Agreement to conform to the language of the Convertible Note and Warrant Purchase Agreement, including amending the existing financial covenants to require the Company to at least break even on an EBITDA basis (as defined in the agreements) by June 30, 2024, subject to certain extensions.

Senior secured notes issued under the Francisco Partners Facility bear interest at a rate of 9.25% per annum, which is due and payable quarterly in arrears, with a one-time interest payment due upon the closing date of the Tailwind Two Merger. However, in lieu of payment in cash of all or any portion of the interest amount due on or prior the first payment, such unpaid interest amount was added to the principal balance of the senior secured notes on such interest payment date. As of December 31, 2022 and 2021, approximately $1 million and $289 thousand of contractual interest was included in the outstanding principal balance of the Francisco Partners Facility, respectively.

The Francisco Partners Facility requires certain mandatory prepayments with (i) 100% of net cash proceeds of all non-ordinary course asset sales or other dispositions of property and any extraordinary receipts, subject to the ability to reinvest such proceeds and certain other exceptions and (ii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted by the FP Note Purchase Agreement. The Company may prepay senior secured notes issued under the Francisco Partners Facility at any time subject to a call premium of (i) 3.0% on or prior to the second anniversary of the FP NPA Closing Date, (ii) 2.00% after the second anniversary of the FP NPA Closing Date but on or prior to the third anniversary of the FP NPA Closing Date, and (iii) at par thereafter.

The Francisco Partners Facility contains certain customary affirmative covenants, negative covenants and events of default. Commencing with the first fiscal quarter ending after the closing of the Tailwind Two Merger, the Francisco Partners Facility originally had a liquidity maintenance financial covenant requiring the Company to have an aggregate amount of unrestricted cash and cash equivalents of at least the greater of (a) $20 million and (b) an amount equal to 15% of the total funded indebtedness of the Company as of the last day of each fiscal quarter. As part of the amendment on March 25, 2022, as discussed above, this covenant was modified to require that as of the last day of each fiscal quarter, the Company must have an aggregate amount of unrestricted cash and cash equivalents of at least (i) $20 million in the case of the fiscal quarters ending March 31, 2022, June 30, 2022 and September 30, 2022, (ii) $10 million in the case of the fiscal quarter ending December 31, 2022, and (iii) $20 million plus 15% of certain aggregate funded indebtedness of the Company for each fiscal quarter thereafter. In addition, a new covenant was added requiring the Company and its subsidiaries to at least break even on an EBITDA basis (as defined in the FP Note Purchase Agreement) by December 31, 2023, subject to certain extensions, which was subsequently amended to extend the date to June 30, 2024, as discussed above.

The obligations under the Francisco Partners Facility are guaranteed by the Company's wholly-owned U.S. subsidiaries, subject to certain exceptions.

Senior Secured Notes due 2026

On March 8, 2021, the Company issued $87 million aggregate principal amount of senior secured notes due April 1, 2026 (the “Senior Secured Notes due 2026”) which resulted in gross proceeds of $50 million from Lockheed Martin and the exchange and extinguishment of $37 million then outstanding Convertible Notes due 2028 (as defined below). The Company allocated $47.5 million of the proceeds received to the Senior Secured Notes due 2026 and the remainder to warrants issued upon funding of the Senior Secured Notes due 2026 in the consolidated statements of cash flows. The Company allocated $2.8 million of deferred issuance costs to the Senior Secured Notes due 2026.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

On November 24, 2021, the Senior Secured Notes due 2026 note purchase agreement was amended to provide consent to the issuance of the Pre-Combination Notes and to align the terms of cash interest payments with those of the FP Note Purchase Agreement. In addition, Lockheed Martin and Beach Point Capital (“Beach Point”) each agreed to, at their option, (a) exchange up to $25 million (in the case of Lockheed Martin) and $25 million (in the case of Beach Point) of aggregate principal amount of Senior Secured Notes due 2026 for the same principal amount of debt to be issued under a new agreement, or (b) keep outstanding such principal amounts under the existing note purchase agreement (in either case, the “Rollover Debt”). The Rollover Debt has substantially similar terms as the terms of the Francisco Partners Facility, except that the Rollover Debt does not have call protection or original issue discount and became available at the closing of the Tailwind Two Merger.

The Company issued warrants and contingently issuable warrants and equity to each of Lockheed Martin and Beach Point in connection with the November 2021 amendment, which resulted in the extinguishment and re-issuance of the Senior Secured Notes due 2026 for each of Lockheed Martin and Beach Point for accounting purposes. The loss on extinguishment of debt totaled $28 million and included the recognition of warrants and contingently issuable warrants and equity at fair value, the fair value adjustment related to the re-issuance of the Senior Secured Notes due 2026, the write-off of unamortized discount on debt and deferred issuance costs on the extinguished Senior Secured Notes due 2026, and certain third-party financing expenses. The re-issued Senior Secured Notes due 2026 were recognized at fair value with a $6.6 million premium less $420 thousand of deferred issuance costs.

On March 25, 2022, two holders of the Senior Secured Notes due 2026 agreed to, in substance, exchange the outstanding amount of principal and interest for common stock of Terran Orbital Corporation with any residual amounts settled in cash, resulting in a loss on extinguishment of debt of $727 thousand related to $4.6 million of the carrying amount of Senior Secured Notes due 2026 on March 25, 2022. The consideration transferred as part of the extinguishment included common stock with a fair value of $4.6 million and a cash payment of $703 thousand, of which $293 thousand represents the repayment of debt and $410 thousand represents the payment of interest in the consolidated statements of cash flows.

On March 25, 2022, the Senior Secured Notes due 2026 note purchase agreement was amended to, among other things, (i) set the Rollover Debt for Lockheed Martin to $25 million (the “Lockheed Martin Rollover Debt”), (ii) increase and set the Rollover Debt for Beach Point to $31.3 million (the “Beach Point Rollover Debt”), (iii) set the terms of the Lockheed Martin Rollover Debt and Beach Point Rollover Debt to have substantially similar terms as the terms in the Francisco Partners Facility, excluding call protection and the Beach Point Rollover Debt bearing interest at 11.25% (9.25% of which is payable in cash and 2.0% of which is payable in kind), and (iv) cause the Beach Point Rollover Debt to be subordinated in right of payment to the Francisco Partners Facility.

The Company partially extinguished Lockheed Martin's portion of the Senior Secured Notes due 2026, resulting in a gain on extinguishment of debt of $1.8 million related to $32.6 million of the carrying amount, inclusive of an unamortized premium, of Senior Secured Notes due 2026. The consideration transferred as part of the partial extinguishment included a cash payment of $30.8 million, of which $25 million represents the repayment of debt and $5.8 million represents the payment of interest in the consolidated statements of cash flows. In addition, the Lockheed Martin Rollover Debt represents a modification of Lockheed Martin's portion of the Senior Secured Notes due 2026. The Company expensed $323 thousand of third-party expenses related to the modification.

In connection with the PIPE Investment and the amendment on March 25, 2022, Beach Point agreed to, in substance, exchange a portion of its outstanding amount of principal and interest for common stock of Terran Orbital Corporation with the remainder representing the Beach Point Rollover Debt. As consideration for the amendment on March 25, 2022, Beach Point received an additional 2.4 million shares of Terran Orbital Corporation's common stock as part of the Tailwind Two Merger. Accordingly, Beach Point's portion of the Senior Secured Notes due 2026 was deemed to have been extinguished for the issuance of the Beach Point Rollover Debt and common stock of Terran Orbital Corporation, resulting in a loss on extinguishment of debt of $24.2 million related to $38.6 million carrying amount of Senior Secured Notes due 2026 on March 25, 2022. The consideration transferred as part of the extinguishment included common stock with a fair value of $31.8 million and the Beach Point Rollover Debt with a fair value of $31 million. The Company incurred $328 thousand of third-party expenses related to the Beach Point Rollover Debt, of which $178 thousand was allocated to debt and $151 thousand was allocated to equity.

In connection with the Convertible Note and Warrant Purchase Agreement, the Senior Secured Notes due 2026 note purchase agreement was amended to, to among other things, provide consent for the Company to enter into the Convertible Note and Warrant Purchase Agreement as well as a First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests and certain other matters related to the Company’s outstanding debt. In addition, the amendment made certain changes to the Senior Secured Notes due 2026 to conform to the language of the Convertible Note and Warrant Purchase Agreement, including amending the existing

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

financial covenants to require the Company to at least break even on an EBITDA basis (as defined in the agreements) by June 30, 2024, subject to certain extensions.

Prior to the March 25, 2022 amendment, the Senior Secured Notes due 2026 bore interest at the rate of 11% per annum, payable quarterly, and the Company had the option to pay the interest in-kind in lieu of cash prior to March 8, 2024. The Senior Secured Notes due 2026, as amended, bear interest due and payable quarterly in arrears at a rate of 9.25% per annum in the case of the Lockheed Martin Rollover Debt and at 11.25% in the case of the Beach Point Rollover Debt (9.25% of which is payable in cash and 2.0% of which is payable in kind). Interest payments are due on May 15th, August 15th, November 15th and February 15th of each calendar year. As of December 31, 2022 and 2021, the amount of contractual paid-in-kind interest that was included in the outstanding principal balance of the Senior Secured Notes due 2026 was approximately $484 thousand and $7.8 million, respectively.

Convertible Notes due 2027

On October 31, 2022, the Company issued and sold second lien secured convertible notes in an aggregate principal amount of $100 million due on October 31, 2027 to Lockheed Martin (the “Convertible Notes due 2027”) pursuant to a convertible note and warrant purchase agreement (the “Convertible Note and Warrant Purchase Agreement”). The Convertible Notes due 2027 resulted in proceeds received of $100 million, of which $40.5 million was allocated to proceeds from debt and $59.5 million was allocated to proceeds from warrants and derivatives in the consolidated statements of cash flows. The Company recorded approximately $1.2 million of deferred issuance costs related to the issuance of the Convertible Notes due 2027.

The Convertible Notes due 2027 bears interest at 10% per annum and is payable quarterly on May 15th, August 15th, November 15th and February 15th of each calendar year, with the first such interest payment due on February 15, 2023, and may be paid in cash or in kind at the election of the Company subject to certain conditions. As of December 31, 2022, the amount of contractual paid-in-kind interest that was included in the outstanding principal balance of the Convertible Notes due 2027 was approximately $1.7 million.

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

In connection with the Convertible Note and Warrant Purchase Agreement, the Company entered a First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests and certain other matters related to the Company’s outstanding debt.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

PIPE Investment Obligation

An affiliate of a director and shareholder of the Company invested $30 million as part of the PIPE Investment (the "Insider PIPE Investment"). The subscription agreement for the Insider PIPE Investment included a provision that obligates the Company to pay the affiliate a quarterly fee of $1.875 million for sixteen quarters beginning with the period ending March 31, 2022 (the “PIPE Investment Obligation”). The first four quarterly payments were to be paid in cash and the remaining payments are to be paid, at the Company's option, in cash or common stock of the Company, subject to subordination to and compliance with the Company's debt facilities. The PIPE Investment Obligation represents a liability within scope of ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”) with subsequent measurement within scope of ASC 835, Interest (“ASC 835”).

The Insider PIPE Investment resulted in proceeds received of $30 million, of which $13 million was allocated to proceeds from debt and $17 million was allocated to proceeds from the PIPE Investment in the consolidated statements of cash flows based on relative fair value. The Company incurred $259 thousand of issuance costs related to the Insider PIPE Investment, of which $112 thousand was allocated to debt and $147 thousand was allocated to equity.

Convertible Notes due 2028

In 2018, the Company issued in a private offering an aggregate principal amount of $34 million of 3.05% Convertible Promissory Notes with a maturity date of July 23, 2028 (the “Convertible Notes due 2028”). During March 2021, the Convertible Notes due 2028 were extinguished as part of the issuance of the Senior Secured Notes due 2026. The loss on extinguishment of debt totaled $70.6 million and included the recognition of warrants issued at fair value, the fair value adjustment related to the issuance of the Senior Secured Notes due 2026, the write-off of unamortized deferred issuance costs on the extinguished Convertible Notes due 2028, and certain third-party financing expenses.

Refer to Note 6 “Warrants and Derivatives” for further discussion regarding warrants issued in connection with the extinguishment of the Convertible Notes due 2028.

PPP Loan

During May 2020, the Company received $2.5 million related to the origination of a loan pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (the “PPP Loan”).

During October 2020, the Company filed for forgiveness of the PPP Loan as 100% of the proceeds were utilized for qualified payroll and payroll related costs in accordance with the applicable provisions governing the PPP Loan. In June 2021, the SBA paid the lender the full amount of principal and interest on the PPP Loan. The Company recorded a gain on extinguishment of the PPP Loan of approximately $2.6 million in June 2021.

Other

Interest on the Company's long-term debt was $17.5 million and $8.7 million in 2022 and 2021, respectively, of which $2 million and $1.3 million was capitalized to construction-in-process during 2022 and 2021, respectively. In addition, interest expense included $229 thousand and $236 thousand related to the amortization of deferred issuance costs during 2022 and 2021, respectively, as well as $11.1 million and $299 thousand related to the amortization of discount on debt during 2022 and 2021, respectively.

As of December 31, 2022, the aggregate annual maturities of debt, excluding finance leases, were as follows:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

(in thousands)
2023	$7,649
2024	7,658
2025	7,669
2026	176,944
2027	101,839
Thereafter	63
Total debt maturities	301,822
Less: Unamortized deferred issuance costs	(3,073)
Less: Unamortized discount on debt	(148,801)
Plus: Finance leases	411
Total debt	150,359
Less: Current maturities of long-term debt	7,739
Long-term debt	$142,620

Note 6 Warrants and Derivatives

The Company’s warrants and derivatives consist of freestanding financial instruments and embedded derivatives requiring bifurcation issued in connection with the Company’s debt and equity financing transactions. The Company does not have any derivatives designated as hedging instruments.

The Company evaluates whether each warrant or derivative represents a liability-classified financial instrument within the scope of ASC 480, or either a liability-classified or equity-classified financial instrument within the scope of ASC 815 Derivatives and Hedging (“ASC 815”).

Warrants and derivatives classified as liabilities are recognized at fair value in the consolidated balance sheets and are remeasured at fair value as of each reporting period with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Warrants and derivatives classified as equity are recognized at fair value in additional paid-in capital in the consolidated balance sheets and are not subsequently remeasured.

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants and derivatives recorded in warrant and derivative liabilities on the consolidated balance sheets as of the presented dates were as follows:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

					December 31,
(in thousands, except share and per share amounts)	Number of Issuable Shares as of December 31, 2022	Issuance	Maturity	Exercise/Conversion Price	2022	2021
Inducement Warrants	-	March 2021	March 2041	$0.01	$-	$5,631
Public Warrants	19,221,960	March 2021	March 2027	$11.50	1,922	-
Private Placement Warrants	78,000	March 2021	March 2027	$11.50	8	-
FP Combination Warrants	8,291,704	March 2022	March 2027	$10.00	18,573	-
2027 Warrants	17,253,279	October 2022	October 2027	$2.898	13,707	-
Conversion Option Derivative	35,092,695	October 2022	October 2027	$2.898	5,740	-
Warrant and derivative liabilities	79,937,638				$39,950	$5,631

The fair values of liability-classified warrants and derivatives recorded in accrued expenses and other current liabilities on the consolidated balance sheets as of the presented dates were as follows:

	December 31,
(in thousands)	2022	2021
FP Pre-Combination Warrants	$-	$2,546
Pre-Combination Warrants	-	849
FP Combination Warrants	-	27,682
Combination Warrants	-	7,602
FP Combination Equity	-	24,110
Combination Equity	-	5,729
Current warrant and derivative liabilities	$-	$68,518

The changes in fair value of liability-classified warrants and derivatives during the periods presented were as follows:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

(in thousands)	Current Warrant and Derivative Liabilities	Warrant and Derivative Liabilities	Total
Balance as of December 31, 2020	$-	$-	$-
Initial recognition as discount on debt	14,240	2,519	$16,759
Initial recognition as deferred debt commitment costs	42,247	-	42,247
Initial recognition as loss on extinguishment of debt	15,002	1,857	16,859
Change in fair value of warrant and derivative liabilities	(2,971)	1,255	(1,716)
Balance as of December 31, 2021	$68,518	$5,631	$74,149
Initial recognition from Tailwind Two Merger	-	13,124	13,124
Initial recognition as discount on debt	-	59,487	59,487
Change in fair value of warrant and derivative liabilities	13,342	(56,642)	(43,300)
Reclassification of current warrant and derivative liabilities to warrant and derivative liabilities	(25,966)	25,966	-
Reclassification of liability-classified warrants and derivatives to equity-classified	(11,007)	-	(11,007)
Net settlement of liability-classified warrants into common stock	-	(7,616)	(7,616)
Issuance of contingently issuable shares	(44,887)	-	(44,887)
Balance as of December 31, 2022	$-	$39,950	$39,950

Inducement Warrants

In connection with the issuance of the Senior Secured Notes due 2026, the Company issued warrants to the note holders to purchase 0.34744% of Legacy Terran Orbital's common stock for $0.01 per share (prior to the reverse recapitalization) or to receive a cash payment of approximately $7 million if the warrants were not exercised prior to maturity or repayment of the Senior Secured Notes due 2026 (the “Inducement Warrants”). The Inducement Warrants were recognized at an initial fair value of $4.4 million in the consolidated balance sheets, of which $2.5 million was recognized as discount on debt from the issuance of the Senior Secured Notes due 2026 and $1.9 million was recognized as a component of loss on extinguishment of debt in connection with the extinguishment of the Convertible Notes due 2028. The issuance costs related to the Inducement warrants were not material.

In connection with the Tailwind Two Merger, holders of the Inducement Warrants were entitled to receive an additional 0.18708% of Legacy Terran Orbital’s common stock immediately prior to the Tailwind Two Merger in exchange for waiving their cash redemption rights. Accordingly, all of the Inducement Warrants were net settled into 695 thousand shares of the Company’s common stock as part of the Tailwind Two Merger. As a result of the net settlement of the Inducement Warrants, the Company reclassified the $7.6 million fair value of the Inducement Warrants as of the date of the Tailwind Two Merger to additional paid-in capital.

The Company recorded a loss on change in fair value of the Inducement Warrants of $2.0 million and $1.3 million during 2022 and 2021, respectively.

Francisco Partners Warrants and Derivatives

As part of the Francisco Partners Facility, the Company issued warrants to Francisco Partners to purchase 1.5% of the fully diluted shares of Legacy Terran Orbital’s common stock for $0.01 per share (prior to the reverse recapitalization) exercisable in the event the Tailwind Two Merger did not occur (the “FP Pre-Combination Warrants”). The FP Pre-Combination Warrants were recognized at an initial fair value of $2.5 million in the consolidated balance sheets, a portion of which was recognized as a discount on debt from the issuance of the Pre-Combination Notes and the remainder as deferred debt commitment costs in prepaid expenses and other current assets on the consolidated balance sheets. The FP Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to their contractual provisions. The Company recorded a gain on change in fair value of the FP Pre-Combination Warrants of $2.5 million and a loss on change in fair value of $65 thousand in 2022 and 2021, respectively.

As additional consideration for the Francisco Partners Facility, the Company committed to the issuance of (i) an equity grant package equal to 1.5% of the fully diluted shares of the Company’s common stock outstanding as of immediately following the closing of the Tailwind Two Merger, plus an additional 1.0 million shares of common stock (the “FP Combination Equity”), and (ii) warrants to

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

purchase 5.0% of the Company's common stock on a fully diluted basis as of immediately following the closing of the Tailwind Two Merger at a strike price of $10.00 per share, redeemable at the option of Francisco Partners for $25 million on the third anniversary of the closing of the Tailwind Two Merger (the “FP Combination Warrants”). The FP Combination Equity and the FP Combination Warrants were recognized at initial fair values of $25 million and $29 million, respectively, in accrued expenses and other current liabilities on the consolidated balance sheets, a portion of which was recognized as a discount on debt from the issuance of the Pre-Combination Notes and the remainder as deferred debt commitment costs in prepaid expenses and other current assets on the consolidated balance sheets. The issuance costs related to the FP Pre-Combination Warrants, FP Combination Equity, and FP Combination Warrants were not material.

The FP Combination Equity and the FP Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 3.3 million shares of the Company's common stock were issued related to the FP Combination Equity, which resulted in the reclassification of the fair value of the FP Combination Equity as of the Tailwind Two Merger of $36.4 million to additional paid-in capital. The Company recorded a loss on change in fair value of the FP Combination Equity of $12.3 million and a gain on change in fair value of $940 thousand in 2022 and 2021, respectively.

In addition, upon consummation of the Tailwind Two Merger, approximately 8.3 million warrants were issued related to the FP Combination Warrants, resulting in the reclassification of the FP Combination Warrants to warrant and derivative liabilities on the consolidated balance sheets. The Company recorded a gain on change in fair value of the FP Combination Warrants of $9.1 million and $1.3 million in 2022 and 2021, respectively.

Pre-Combination and Combination Warrants and Derivatives

Upon funding of the Pre-Combination Notes, and in connection with the amendment to the Senior Secured Notes due 2026 note purchase agreement, the Company issued warrants to each of Lockheed Martin and Beach Point to purchase 0.25% of the fully diluted shares of Legacy Terran Orbital’s common stock for $0.01 per share (prior to the reverse recapitalization) on the same valuation and terms and conditions as the FP Pre-Combination Warrants (the “Pre-Combination Warrants”). The Pre-Combination Warrants were recognized at a fair value of $827 in accrued expenses and other current liabilities on the consolidated balance sheets and as a component of loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss. The Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to contractual provisions. The Company recorded a gain on change in fair value of the Pre-Combination Warrants of $849 thousand and a loss on change in fair value of $22 thousand in 2022 and 2021, respectively.

In connection with the amendment to the Senior Secured Notes due 2026 in 2021, the Company committed to issue to each of Lockheed Martin and Beach Point (i) an equity grant package equal to 0.25% of the fully diluted shares of the Company’s common stock outstanding as of immediately following the closing of the Tailwind Two Merger (the “Combination Equity”), and (ii) warrants to purchase 0.83333% of the Company's common stock on a fully diluted basis as of immediately following the closing of the Tailwind Two Merger at a strike price of $10.00 per share with a term of 5 years (the “Combination Warrants”). The Combination Equity and the Combination Warrants were recognized at fair values of $6.0 million and $8.1 million, respectively, in accrued expenses and other current liabilities on the consolidated balance sheets and as a component of loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss. The issuance costs related to the Pre-Combination Warrants, Combination Warrants, and Combination equity were not material.

The Combination Equity and the Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger. Upon consummation of the Tailwind Two Merger, approximately 774 thousand shares of the Company's common stock were issued related to the Combination Equity, which resulted in the reclassification of the fair value of the Combination Equity as of the Tailwind Two Merger of $8.5 million to additional paid-in capital. The Company recorded a loss on change in fair value of the Combination Equity of $2.8 million and a gain on change in fair value of $311 thousand in 2022 and 2021, respectively.

In addition, upon consummation of the Tailwind Two Merger, approximately 2.8 million warrants were issued related to the Combination Warrants, resulting in the reclassification of the fair value of the Combination Warrants as of the Tailwind Two Merger of the $11 million to additional paid-in capital as the Combination Warrants now represent equity-classified financial instruments. The Company recorded a loss on change in fair value of the Combination Warrants of $3.4 million and a gain on change in fair value of $533 thousand in 2022 and 2021, respectively.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Public Warrants and Private Placement Warrants

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Warrants will not be adjusted for issuances of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

In addition, as part of the Tailwind Two Merger, the Company assumed outstanding warrants that were previously issued in a private placement and that give their holders the right to purchase an aggregate of 7.8 million shares of the Company's common stock for $11.50 per share (the “Private Placement Warrants”). The Private Placement Warrants are substantially similar to the Public Warrants, except that the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. Private Placement Warrants that are held by someone other than the initial purchasers or their permitted transferees will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. During April 2022, the Company filed a registration statement for the registration of the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants, which was declared effective by the SEC on June 23, 2022.

During 2022, the initial purchasers of 7,722,000 Private Placement Warrants transferred their Private Placement Warrants to other than permitted transferees. Accordingly, the transferred Private Placement Warrants became identical to and are considered to be Public Warrants at the time of transfer.

The Company recorded a gain on change in fair value of the Public Warrants and Private Placement Warrants of $11.2 million in 2022.

2027 Warrants

In connection with the Convertible Note and Warrant Purchase Agreement, the Company issued warrants to Lockheed Martin to purchase 17.3 million shares of the Company’s common stock at an exercise price of $2.898 per share, representing the average of the closing price of the Company’s common stock from October 24, 2022 through October 28, 2022 plus a 15% premium, and expiring five years after the issuance date (the “2027 Warrants”). The 2027 Warrants were recognized at a fair value of $28.0 million as a discount on debt in the consolidated balance sheets.

The issuance costs related to the 2027 Warrants totaled approximately $801 thousand and were recorded in other expense in the consolidated statements of operations and comprehensive loss and as operating cash flows in the consolidated statements of cash flows. The Company recorded a gain on change in fair value of the 2027 Warrants of $14.3 million in 2022.

Conversion Option Derivative

The Company determined that the conversion option of the Convertible Note due 2027 represented an embedded derivative requiring bifurcation as a liability-classified derivative (the "Conversion Option Derivative"). Accordingly, the Conversion Option Derivative was bifurcated from the Convertible Notes due 2027 and recognized at a fair value of $31.5 million as a discount on debt in the consolidated balance sheets.

The issuance costs related to the Conversion Option Derivative totaled approximately $900 thousand and were recorded in other expense in the consolidated statements of operations and comprehensive loss and as operating cash flows in the consolidated statements of cash flows. The Company recorded a gain on change in fair value of the Conversion Option Derivative of $25.7 million in 2022.

Equity-classified Warrants and Derivatives

Detachable Warrants

In connection with the extinguishment of the Convertible Notes due 2028, the Company issued detachable warrants to the note holders to purchase 26.0 million shares of Legacy Terran Orbital's common stock at an average exercise price of $1.42 and an expiration date of July 23, 2028 (the “Detachable Warrants”). The Detachable Warrants were recognized at a fair value of $68.4 million in additional paid-in capital in the consolidated balance sheets and as a component of loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss. The issuance costs related to the Detachable Warrants totaled $2.3 million and were recognized in additional paid-in capital in the consolidated balance sheets and as financing cash flows in the consolidated statements of cash flows.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

As part of the Tailwind Two Merger, all of the Detachable Warrants were ultimately net settled into approximately 22.3 million shares of the Company’s common stock.

The fair value of the Detachable Warrants was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model considers the estimated fair value of Legacy Terran Orbital’s common stock, the expected term of the instrument of 7.4 years, the expected volatility of 103%, the expected dividend yield of zero and a risk-free interest rate of 1.15%. In the absence of a public market for Legacy Terran Orbital’s common stock at the time of issuance, the valuation of its common stock was determined using an option pricing model. Refer to Note 7 "Fair Value of Financial Instruments" for further discussion regarding the valuation of Legacy Terran Orbital’s common stock using the option pricing model.

Note 7 Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (the exit price). The fair value is based on assumptions that market participants would use when pricing the asset or liability. A fair value measurement is assigned a level within the fair value hierarchy, depending on the source of the inputs utilized in estimating the fair value measurement as follows:

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

Fair Value of Legacy Terran Orbital’s Common Stock

Prior to the Tailwind Two Merger, there was no public market for Legacy Terran Orbital’s common stock. As such, the fair value of Legacy Terran Orbital’s common stock was estimated using an option pricing model, which allocated the total enterprise value of the Company to the different classes of equity as of the valuation date.

The significant assumptions used in the option pricing model included: (i) total enterprise value of Legacy Terran Orbital based on the guideline publicly-traded company method, guideline transaction method, market calibration method and discounted cash flow method; (ii) liquidation preferences, conversion values, and participation thresholds of different equity classes; (iii) probability-weighted time to a liquidity event; (iv) expected volatility based upon the historical and implied volatility of common stock for the Company’s selected peers; (v) expected dividend yield of zero as the Company does not have a history or plan of declaring dividends on its common stock; (vi) risk-free interest rate based on U.S. treasury bonds with a zero-coupon rate, (vii) implied valuation, timing, and probability of the Tailwind Two Merger; and (viii) a discount for the lack of marketability of Legacy Terran Orbital’s common stock at that time. The fair value of Legacy Terran Orbital’s common stock represented a Level 3 fair value measurement.

Following the Tailwind Two Merger, there is a public market for Terran Orbital Corporation’s common stock and certain warrant and derivative liabilities. Accordingly, the fair value of Terran Orbital Corporation’s common stock and applicable warrant and derivative liabilities is based on the closing price on the relevant valuation date as reported on the NYSE.

Warrant and Derivative Liabilities

The fair values of certain warrant and derivative liabilities were estimated using the Black-Scholes option-pricing model, which uses the following significant inputs and assumptions for each security as of the valuation date: (i) the price per share of common stock, (ii) the exercise price, (iii) the risk-free interest rate, (iv) the dividend yield, (v) the contractual term, and (vi) the estimated volatility. The resulting fair values represent Level 3 fair value measurements.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The fair values of certain warrant and derivative liabilities were estimated using models similar to that of the Black-Scholes option-pricing model and included additional assumptions. Depending on the circumstances and features of the instruments, additional assumptions included or consisted of: (i) the estimated counterparty credit spread based on an estimated credit rating of CCC and below, (ii) the implied valuation, timing, and probability of closing the Tailwind Two Merger, (iii) the estimated redemption rate of the Tailwind Two’s public shareholders, and (iv) a discount for the lack of marketability of Legacy Terran Orbital’s common stock. The resulting fair values represent Level 3 fair value measurements.

The final fair values of certain warrants and derivatives were based on the number of shares of Terran Orbital Corporation common stock issued as part of the Tailwind Two Merger and the price per share of Terran Orbital Corporation's common stock as of the Tailwind Two Merger and represent Level 1 fair value measurements.

The fair value of the Public Warrants was based on their quoted market price as of each valuation date and represents a Level 1 fair value measurement. As the Private Placement Warrants are substantially similar to the Public Warrants, their fair value was based on the quoted market price of the Public Warrants as of each valuation date and represents a Level 2 fair value measurement.

The fair value of the Conversion Option Derivative was estimated as the difference in the fair value of the Convertible Notes due 2027 inclusive of the conversion option and the fair value of the Convertible Notes due 2027 exclusive of the conversion option. The fair value inclusive of the conversion option was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, (v) contractual features such as prepayment options, call premiums and default provisions, (vi) price per share of common stock, (vii) dividend yield, and (viii) estimated volatility. The fair value exclusive of the conversion option was estimated using a discounted cash flow method using a discount rate based on an estimated credit rating of CCC and below plus a risk-free interest rate. The resulting fair values represent Level 3 fair value measurements.

The assumptions underlying the above valuations represented the Company’s best estimate, which involved inherent uncertainties and the application of judgment. If the Company had used different assumptions or estimates, the fair values above could have been materially different.

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$139,629	$240,574	$115,095	$124,221
PIPE Investment Obligation	10,319	17,236	-	-

As of December 31, 2022, the fair value of the Company's long-term debt, except as otherwise described, was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value related to Convertible Notes due 2027 was exclusive of the conversion option and estimated as described above. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields ranging plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

As of December 31, 2021, the fair value of the Company's long-term debt was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, (v) contractual features such as prepayment options, call premiums and default provisions, and (vi) probability of a liquidity event. The resulting fair values represent Level 3 fair value measurements.

Note 8 Mezzanine Equity and Shareholders’ Deficit

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Common Stock

As of December 31, 2022, the Company is authorized to issue up to 300 million shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the shareholder to one vote.

Tailwind Two Merger

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

Debt Financing Transactions

As consideration for the amendment to the FP Note Purchase Agreement on March 25, 2022, Francisco Partners received 1.9 million shares of the Company's common stock. In addition, as consideration for the amendment to the Senior Secured Notes due 2026 note purchase agreement on March 25, 2022, Beach Point received 2.4 million shares of the Company's common stock.

Committed Equity Facility

On July 5, 2022, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). The Committed Equity Facility gives the Company the right, but not the obligation, subject to certain conditions, to sell to B. Riley over a 24-month period up to the lesser of (i) $100 million of newly issued shares of the Company’s common stock and (ii) 27,500,000 shares of the Company’s common stock, which represents approximately 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Committed Equity Facility, unless the Company obtains shareholder approval to issue excess shares. In addition, the Company may not issue or sell any shares of common stock to B. Riley under the Committed Equity Facility that would result in B. Riley and its affiliates beneficially owning more than 4.99% of the Company’s outstanding shares of common stock. Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on July 8, 2022, registering the resale by B. Riley of up to 27,714,791 shares of common stock to be issued by the Company to B. Riley pursuant to the Committed Equity Facility. Such resale registration statement was declared effective by the SEC on July 15, 2022.

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

The Committed Equity Facility represents a derivative instrument with a fair value of $0. Upon the sale and issuance of common stock under the Committed Equity Facility, the Company records the fair value of the common stock in additional paid-in capital and the difference in relation to the proceeds received to other expense in the consolidated statements of operations and comprehensive loss as well as other non-cash operating cash flows in the consolidated statements of cash flows. In addition, third-party costs incurred in connection with the Committed Equity Facility are expensed as incurred and included in other expense in the consolidated statements of operations and comprehensive loss.

During 2022, the Company sold and issued 637,487 shares of common stock to B. Riley under the Committed Equity Facility, including 214,791 shares issued on July 5, 2022 as consideration for B. Riley’s commitment to enter into the Committed Equity Facility, resulting in proceeds received of $1.8 million and $1 million of other expense in the consolidated statements of operations and comprehensive loss. In addition, the Company expensed third-party costs associated with the Committed Equity Facility of approximately $773 thousand in 2022.

As of December 31, 2022, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

PredaSAR Merger

In February 2021, the Company entered into an agreement with the non-controlling interest holders of convertible preferred stock of PredaSAR Corporation (the “Series Seed Preferred Stock”) to exchange all of the shares of Series Seed Preferred Stock for shares of Legacy Terran Orbital's common stock (the “PredaSAR Merger”). The PredaSAR Merger resulted in the issuance of 10.7 million shares of Legacy Terran Orbital’s common stock.

The PredaSAR Merger resulted in PredaSAR Corporation becoming a wholly-owned subsidiary of Legacy Terran Orbital. Accordingly, non-controlling interest was reclassified to additional paid-in capital in the consolidated balance sheets. The issuance costs related to the PredaSAR Merger totaled $432 thousand and were recognized in additional paid-in capital in the consolidated balance sheets and as financing cash flows in the consolidated statements of cash flows.

Preferred Stock

As of December 31, 2022, the Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2022.

As of December 31, 2021, the Company was authorized to issue 20,526,878 shares of convertible preferred stock of Legacy Terran Orbital with a par value of $0.0001 per share (the “Series A Preferred Stock”), of which 10,947,686 shares were issued and outstanding. The Series A Preferred Stock was issued in July 2017 at an original issue price per share of $0.73 (the “Original Issue Price”), which resulted in gross proceeds of $8 million. The Company concluded there was an instance within scope of ASC 480 in which it was required to redeem the Series A Preferred Stock for cash or other assets that was outside of its control. Accordingly, the Series A Preferred Stock was presented as mezzanine equity outside of shareholders’ deficit in the Company’s consolidated balance sheets.

As part of the Tailwind Two Merger, all of Series A Preferred Stock was ultimately converted into approximately 10.9 million shares of Terran Orbital Corporation’s common stock. As a result of the conversion of the Series A Preferred Stock, the Company reclassified the amount of Series A Preferred Stock to additional paid-in capital.

Note 9 Share-Based Compensation

Prior to the Tailwind Two Merger, Legacy Terran Orbital maintained the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan (the “2014 Plan”). In connection with the Tailwind Two Merger, the Company terminated the 2014 Plan and adopted the Terran Orbital Corporation 2021 Omnibus Incentive Plan (the “2021 Plan”), under which the Company grants share-based compensation awards to certain employees, officers, directors, and consultants. All of the outstanding share-based compensation awards granted under the 2014 Plan were cancelled and substituted for share-based compensation awards under the 2021 Plan in the same form and on substantially the same terms and conditions. Prior to the PredaSAR Merger, the Legacy Terran Orbital also granted share-based compensation awards under the PredaSAR Corporation 2020 Equity Incentive Plan (the “PredaSAR Plan”).

Share-based compensation expense for service-based awards is recognized on a straight-line basis over the requisite service period. For awards that include a performance condition, share-based compensation expense is recognized only if it is probable that the performance condition will be met. Share-based compensation expense is included in cost of sales and selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss. Additionally, certain costs related to share-based compensation awards may be capitalized based on the activities performed by employees. The Company accounts for forfeitures as they occur.

Share-based compensation awards are classified as equity awards and are settled through the issuance of authorized but previously unissued shares of common stock.

Share-based compensation, inclusive of amounts capitalized, for the periods presented was as follows:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2022	2021
Restricted stock units	$26,046	$225
Retention restricted stock units	24,763	—
Stock options	273	416
PredaSAR options	—	37
Share-based compensation	$51,082	$678

There was no income tax benefit associated with the Company’s share-based compensation during 2022 and 2021 as a result of a full valuation allowance on the Company’s deferred tax assets.

2021 Plan

The 2021 Plan initially authorized the issuance of no more than 13,729,546 shares of Terran Orbital Corporation's common stock pursuant to share-based compensation awards under the 2021 Plan. Beginning on January 1, 2022, the number of authorized shares issuable under the 2021 Plan is subject to an annual increase on the first day of each calendar year during its term of the 2021 Plan, equal to the lesser of (i) 3% of the aggregate number of shares of Terran Orbital Corporation’s common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Terran Orbital Corporation’s common stock as determined by the Company’s board of directors. Further, under the 2021 Plan, the number of authorized shares issuable under the 2021 Plan may be adjusted in case of changes to capitalization or other corporate events.

As of December 31, 2022, there were approximately 12.5 million shares of Terran Orbital’s common stock underlying outstanding share-based compensation awards which were cancelled under the 2014 Plan and substituted for share-based compensation awards under the 2021 Plan or granted as market-based awards pursuant to the merger agreement governing the Tailwind Two Merger. The shares underlying such share-based compensation awards are incremental to, and do not count against, the authorized share pool of the 2021 Plan.

Restricted Stock Units

The Company’s restricted stock units (”RSUs”) are service-based awards that vest over a one- to four-year period from the date of grant and have a fair value based on the fair value of the Company’s common stock on the date of grant.

Prior to the Tailwind Two Merger, the grant date fair value of RSUs was based on the fair value of Legacy Terran Orbital’s common stock using an option pricing model. As a result of the Tailwind Two Merger, these estimates are no longer necessary as there is a public market for the Company’s common stock. Refer to Note 7 "Fair Value of Financial Instruments" for further discussion regarding the valuation of Legacy Terran Orbital’s common stock.

The weighted-average grant-date fair value of RSUs granted during 2022 and 2021 was $3.46 and $3.03, respectively.

Prior to the closing of the Tailwind Two Merger, all outstanding RSUs included a performance condition that required a liquidity event to occur in order to vest. Accordingly, the Company previously did not recognize share-based compensation expense associated with the RSUs, except as described below, as the performance condition was not probable of being met until such an event occurred. Upon closing of the Tailwind Two Merger, the Company recorded a cumulative catch-up of approximately $17.2 million in order to begin recognition of share-based compensation expense associated with these RSUs as the performance condition was met, of which $2.1 million was recorded to cost of sales and $15.1 million was recorded to selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss based on the classification of each employee's compensation expense.

The following table summarizes activity related to RSUs during 2022:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	14,802,798	$3.02
Granted	12,222,158	3.46
Vested	(5,640,155)	3.00
Forfeited	(5,402,107)	3.23
Unvested as of December 31, 2022	15,982,694	$3.29

The fair value at the date of vest for RSUs that vested during 2022 was $57.3 million. There were no RSUs that vested during 2021.

As of December 31, 2022, unrecognized compensation cost related to RSUs was $42.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Retention Restricted Stock Units

The merger agreement governing the Tailwind Two Merger authorized the issuance of no more than 5,440,438 shares of Terran Orbital Corporation's common stock pursuant to market-based RSUs (”Retention RSUs”) that will generally vest on the later to occur of: (i) the first anniversary of the consummation of the Tailwind Two Merger and (ii) the trading price of the Company’s common stock equaling or exceeding $11.00 or $13.00, as applicable, for any 20 trading days within any consecutive 30-trading day period. The Retention RSUs expire five years from the Tailwind Two Merger if unvested. The derived service period for the majority of the Retention RSUs was estimated to be less than one year from the date of the Tailwind Two Merger based on the median weighted-average triggering event period determined using the Monte Carlo simulation model. As such, the share-based compensation expense associated with the Retention RSUs is generally recognized over a one-year period beginning from the consummation of the Tailwind Two Merger. In addition, the grant date fair value of the Retention RSUs was determined using the Monte Carlo simulation model using the following significant inputs and assumptions as of the valuation date: (i) the price per share of Terran Orbital Corporation’s common stock, (ii) a risk-free interest rate ranging from 1.61% to 2.88%, (iii) a dividend yield of 0%, (iv) an estimated volatility of 40%, and (v) a discount for lack of marketability ranging from 4.50% to 6.50% for Retention RSUs granted prior to the Tailwind Two Merger. There were no Retention RSUs granted during 2021.

The following table summarizes activity related to Retention RSUs during 2022:

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	5,718,858	7.98
Vested	—	—
Forfeited	(1,583,806)	8.20
Unvested as of December 31, 2022	4,135,052	$7.89

As of December 31, 2022, unrecognized compensation cost related to Retention RSUs was $7.9 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Stock Options

Stock options are primarily service-based awards that vest over a two- or four-year period from the date of grant, have an exercise price based on the estimated fair value of the Company’s common stock on the date of grant, and have a contractual term of up to ten years from the date of grant. There were no stock options granted during 2022 or 2021.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The following table summarizes activity related to stock options during 2022:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2021	2,122,834	$0.97	$12,797	5.39
Granted	—	—
Exercised	(339,279)	1.05
Forfeited	(110,513)	1.26
Outstanding as of December 31, 2022	1,673,042	$0.94	$1,079	4.22
Exercisable as of December 31, 2022	1,506,665	$0.88	$1,050	3.88

The intrinsic value of stock options exercised during 2022 and 2021 was $1.5 million and $1.9 million, respectively.

As of December 31, 2022, unrecognized compensation cost related to stock options was $256 thousand, which is expected to be recognized over a weighted-average period of 1.6 years.

PredaSAR Plan

During 2020, the Company adopted the PredaSAR Plan and issued stock options to purchase shares of PredaSAR Corporation. Stock options granted under the PredaSAR Plan were primarily service-based awards that vested over a five-year period from the date of grant. The Company did not grant options under the PredaSAR Plan during 2021.

In connection with the PredaSAR Merger, the PredaSAR Plan was terminated and the stock options granted under this plan were modified by cancellation and replacement with RSUs granted under the 2014 Plan. The modification resulted in the issuance of 823 thousand RSUs with a weighted-average grant date fair value of $2.90 per unit that vest pursuant to a service condition over a four-year period and a performance condition that requires a liquidity event to occur within seven years.

The incremental share-based compensation to be recognized over the service period of the RSUs as a result of the modification totaled approximately $445 thousand and was based on the incremental fair value of the RSUs granted compared to the fair value of the stock options immediately prior to cancellation. During 2021, the Company did not recognize any incremental share-based compensation expense associated with the RSUs as the performance condition was not considered to be probable of being met until a liquidity event occurred. However, the Company continued to recognize share-based compensation expense related to the original grant date fair value of the cancelled stock options as the stock options were probable of vesting pursuant to their original terms. Upon closing of the Tailwind Two Merger, the Company recorded a cumulative catch-up and began recognition of share-based compensation expense associated with the incremental fair value of the modification as the performance condition was met.

The fair value of the stock options immediately prior to cancellation was estimated using the Black-Scholes option pricing model using the following assumptions:

	Range
	Low	High
Expected term (in years)	5.50	6.01
Expected volatility	105%	105%
Expected dividend yield	0%	0%
Risk-free interest rate	0.95%	0.95%

The expected term was calculated using the simplified method as the Company did not have sufficient historical exercise data to provide a reasonable basis to estimate future exercise patterns. The expected volatility was based upon the historical and implied volatility of common stock for the Company’s selected peers. The dividend yield was determined to be zero as the Company does not have a history

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

or plan of declaring dividends on its common stock. The risk-free interest rate was based on U.S. treasury bonds with a zero-coupon rate.

Following the PredaSAR Merger, share-based compensation expense and unrecognized compensation cost, inclusive of the incremental fair value due to modification, is included in information regarding RSUs.
Note 10 Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share gives effect to all securities having a dilutive effect on net loss, weighted-average shares of common stock outstanding, or both. The effect from potential dilutive securities included, but was not limited to: (i) incremental shares of common stock calculated using the if-converted method for the Convertible Notes due 2027 and Conversion Option Derivative, the PIPE Investment Obligation, and the Series A Preferred Stock; (ii) incremental shares of common stock calculated using the treasury stock method for warrants and share-based compensation awards; (iii) incremental shares and potential shares of common stock that were contingently issuable upon closing of the Tailwind Two Merger; and (iv) the corresponding impact to net loss associated with the preceding considerations. None of the potential dilutive securities meet the definition of a participating security.

For purposes of the diluted net loss per share computation, all potentially dilutive securities, except as otherwise noted, were excluded because their (i) effect would be anti-dilutive, (ii) exercise price was “out-of-the-money,” or (iii) contingent issuance conditions were unsatisfied. However, the application of the if-converted method related to the Convertible Notes due 2027 and Conversion Option Derivative resulted in a dilutive impact to net loss per share as a result of the gain on change in fair value of the Conversion Option Derivative during 2022. Accordingly, the computation of diluted net loss per share includes the dilutive impact associated with the Convertible Notes due 2027 and the Conversion Option Derivative for 2022.

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of December 31,
(in shares of common stock)	2022	2021
Series A Preferred Stock	—	10,947,686
Stock options	1,673,042	2,122,834
Restricted stock units	20,117,746	14,802,798
Detachable Warrants	—	26,029,603
Inducement Warrants	—	475,291
FP Pre-Combination Warrants	—	2,051,915
Pre-Combination Warrants	—	683,999
FP Combination Warrants	8,291,704	—
Combination Warrants	2,763,902	—
Public Warrants	19,221,960	—
Private Placement Warrants	78,000	—
2027 Warrants	17,253,279	—
PIPE Investment Obligation	14,240,506	—

The equity and warrants that were contingently issuable upon closing of the Tailwind Two Merger are excluded from the table above as of December 31, 2021 as the number of underlying shares of common stock to be issued was dependent on a capital structure that did not exist at that time.

The computations of basic and diluted net loss per share for the periods presented were as follows:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
(in thousands, except per share and share amounts)	2022	2021
Net loss - basic	$(163,980)	$(138,982)
Effect of dilutive potential shares	(23,771)	-
Net loss - diluted	$(187,751)	$(138,982)

Weighted-average shares outstanding - basic	128,261,443	76,713,895
Dilutive potential shares	5,861,388	-
Weighted-average shares outstanding - diluted	134,122,831	76,713,895

Net loss per share - basic	$(1.28)	$(1.81)
Net loss per share - diluted	$(1.40)	$(1.81)

Note 11 Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets to the estimated realization amount.

The Company recognizes positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company records liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. The Company includes interest and penalties associated with unrecognized tax benefits as income tax expense and as a component of the recorded balance of unrecognized tax benefits, which are reflected in other liabilities or net of related tax loss carryforwards in the consolidated balance sheets. The Company did not have any unrecognized tax benefits as of December 31, 2022 and 2021.

Significant components of loss before income taxes for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2022	2021
United States	$(164,786)	$(140,563)
Foreign	966	1,619
Loss before income taxes	$(163,820)	$(138,944)

Significant components of provision for income taxes for the periods presented were as follows:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$—	$(5)
State	13	2
Foreign	147	41
Current provision for income taxes	160	38

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Deferred provision for income taxes	—	—
Provision for income taxes	$160	$38

The reconciliation between the provision for income taxes and the amount computed at the statutory U.S. federal income tax rate for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Income taxes computed at the U.S. federal statutory rate	$(34,402)	$(29,178)
State and local income taxes, net of federal benefit	(14,472)	(2,960)
Permanent differences	(957)	18,417
Change in valuation allowance	44,256	14,548
Federal refunds	—	(5)
Other, net	5,735	(784)
Provision for income taxes	$160	$38

The components of the Company's net deferred tax assets for the periods presented were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Tax loss and credit carryforwards	$47,783	$25,109
Disallowed interest	7,946	2,194
Share-based compensation	6,667	670
Impairment loss	6,678	—
Research and development	2,331	—
Operating leases	2,275	—
Other	2,365	2,554
Total deferred tax assets	76,045	30,527
Valuation allowance	(74,302)	(30,046)
Deferred tax assets, net of valuation allowance	$1,743	$481

Deferred tax liabilities:
Property, plant, and equipment	$(1,743)	$-
Other	—	(481)
Total deferred tax liabilities	(1,743)	(481)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of U.S. federal, state and foreign deferred tax assets. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, which include its past operating results, the existence of cumulative losses in the most recent years, and its forecast of future

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

taxable income. In estimating future taxable income, the Company develops assumptions related to the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses. The Company believes that it is more-likely-than-not that it will not generate sufficient future taxable income to realize its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance as of December 31, 2022 and 2021.

The change in the valuation allowance for deferred tax assets for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Beginning balance	$(30,046)	$(15,498)
Change in valuation allowance	(44,256)	(14,548)
Ending balance	$(74,302)	$(30,046)

As of December 31, 2022 and 2021, the Company had federal NOL carryforwards of $165 million and $91 million, respectively. The majority of the Company’s federal NOL carryforwards were generated beginning in 2018 and can be carried forward indefinitely and used to offset up to 80% of future taxable income for future tax years.

IRC Section 382 generally limits NOL and tax credit carryforwards following an ownership change, which occurs when one or more five percent shareholder increases its ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholder at any time during the “testing period” (generally three years). Accordingly, the Company’s ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted as a result of the Tailwind Two Merger.

As of December 31, 2022 and 2021, the Company had state NOL carryforwards of $178 million and $76 million, respectively. The state NOL carryforwards begin to expire in 2038.

As of December 31, 2022 and 2021, the Company’s foreign NOL carryforwards were not material. The foreign NOL carryforwards can be carried forward indefinitely and used to offset up to 80% of future taxable income for future tax years.

The Company files income tax returns for U.S. federal and various state jurisdictions and in Italy for its foreign subsidiary. The income tax returns are subject to audit by the taxing authorities. These audits may culminate in proposed assessments which may ultimately result in a change to the estimated income taxes. The following is a summary of open tax years by jurisdiction:

Jurisdiction	Years Open to Audit
Federal	2019 - 2021
State	2018 - 2021
Italy	2017 - 2021

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

Class Action

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

In February 2023, a putative class action complaint, naming the Company, its Chief Executive Officer and Chief Financial Officer, and the members of our Board of Directors as defendants, was filed in the United States District Court for the Southern District of New York, Case No. 1:23-cv-01394. The litigation was instituted by Jeffrey Mullen on behalf of himself and all others similarly situated, all of whom are current or former employees of the Company. The class action complaint asserts claims for violations of Sections 11(A), 12(a)(2) of the Securities Exchange Act of 1933, negligence, and breach of fiduciary duties, resulting from the Company’s alleged failure to timely transfer shares of common stock to current and former employee shareholders after the consummation of the Tailwind Two Merger and alleges materially false and misleading statements made in the Company’s Form S-4 Registration Statement and Proxy Prospectus relating to the process for exchanging shares in connection with the Tailwind Two Merger. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously.

Customer Contractual Dispute

In January 2019, the Company entered into a contract (and other related agreements) with a customer to provide mission support and launch support services. During 2021, a contractual dispute arose between the Company and the customer. In April 2022, the Company entered into a confidential settlement agreement with the customer and agreed to pay the customer $833 thousand. The settlement amount was satisfied on an installment payment basis and was fully paid in 2022. As of December 31, 2021, the Company had accrued $800 thousand for the settlement.

Commercial Agreements

In connection with the Tailwind Two Merger, the Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of a PIPE investor, which became effective upon the closing of the Tailwind Two Merger. As of December 31, 2022, approximately $17.2 million of purchase obligations remained outstanding under these commercial agreements.

In 2022, the Company entered into a purchase commitment of $22.4 million for the procurement of components related to a customer program. As of December 31, 2022, approximately $14.6 million of the commitment was outstanding.

Note 13 Related Party Transactions

Lockheed Martin

Lockheed Martin, directly and through its wholly-owned subsidiary Astrolink International, LLC (“Astrolink”), is a significant holder of debt and equity instruments in the Company. Refer to Note 5 “Debt” and Note 6 “Warrants and Derivatives” for further discussion regarding debt and equity transactions with Lockheed Martin.

Strategic Cooperation Agreement

On June 26, 2017, the Company entered into a strategic cooperation agreement with Lockheed Martin (the “Strategic Cooperation Agreement”) pursuant to which the parties agreed to (i) collaborate on the development, production and sale of satellites for use in U.S. Government spacecraft and spacecraft procurements and (ii) establish a cooperation framework to enable the parties to enter into projects, research and development agreements and other collaborative business arrangements and “teaming activities.” In connection with the issuance of the Senior Secured Notes due 2026, the Company and Lockheed Martin amended and restated the Strategic Cooperation Agreement to, among other things, extend the term to March 8, 2026. In connection with the Tailwind Two Merger, the Strategic Cooperation Agreement was further amended and restated to extend the term to October 28, 2030 and was subsequently extended for an additional twelve months to October 28, 2031 in March 2022 pursuant to the then existing contractual terms.

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

Revenue

The Company recognized revenue from Lockheed Martin of $71.6 million and $20.6 million in 2022 and 2021, respectively. In addition, the Company had accounts receivable due from Lockheed Martin of $687 thousand and $530 thousand as of December 31, 2022 and 2021, respectively, and contract assets from contracts with Lockheed Martin of $4.1 million and $707 thousand as of December 31, 2022 and 2021, respectively. The Company had contract liabilities from contracts with Lockheed Martin of $22.5 million and $13.9 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, programs associated with Lockheed Martin represented approximately 81% and 56% of the Company's remaining performance obligations, respectively.

GeoOptics, Inc.

The Company owns a non-controlling equity interest in GeoOptics, Inc. (“GeoOptics”), a privately held company engaged in the acquisition and sale of Earth observation data and a purchaser of products and services from the Company. Additionally, one of the Company’s executive officers serves as a member of the GeoOptics board of directors. As of December 31, 2022 and 2021, the Company’s $1.7 million investment in GeoOptics represented less than a 3% ownership interest and was fully impaired.

The Company recognized revenue from GeoOptics of $1.7 million and $1.6 million during 2022 and 2021, respectively. In addition, the Company had accounts receivable due from GeoOptics of $0 and $470 thousand as of December 31, 2022 and 2021, respectively, and contract assets from contracts with GeoOptics of $0 and $40 thousand as of as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, programs associated with GeoOptics represented approximately 0% and 9% of the Company's remaining performance obligations, respectively.

Transactions with Chairman and CEO

The Company leases office space in a building beneficially owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $234 thousand and $114 thousand in 2022 and 2021, respectively.

During 2021, the Company's Chairman and CEO was paid $125 thousand for consulting services. There were no fees paid to the Company's Chairman and CEO for consulting services during 2022.

Note 14 Geographic Information

The following table presents revenue by geography and a reconciliation to consolidated revenue for the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021
United States	$82,270	$32,960
Europe	11,967	7,946
Revenue	$94,237	$40,906

Revenue is classified geographically based on the location of the operating entity that records the transaction.

The following table presents property, plant and equipment, net by geography and a reconciliation to consolidated property, plant and equipment, net for the periods presented:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

	Balance as of
(in thousands)	2022	2021
United States	$24,137	$34,840
Europe	606	690
Property, plant, and equipment, net	$24,743	$35,530

Property, plant and equipment, net is classified geographically based on the location of the underlying assets.

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

The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that depend on an index or rate. Lease incentives that are probable and within the Company’s control are estimated and included in lease payments at the commencement of a lease. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate for a lease is determined using the Company’s incremental borrowing rate that coincides with the lease term at the commencement of a lease. The incremental borrowing rate is estimated based on the Company's recent financing transactions.

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

The following table presents the amounts reported in the Company’s consolidated balance sheets related to operating and finance leases as of the dates presented:

(in thousands)	Classification	December 31, 2022	January 1, 2022
Right-of-use assets:
Operating	Other assets	$12,736	$6,550
Finance	Property, plant, and equipment, net	420	48
Total right-of-use assets		$13,156	$6,598

Lease liabilities
Operating	Accrued expenses and other current liabilities	$971	$166
Finance	Current portion of long-term debt	90	14
Operating	Other liabilities	19,426	7,962
Finance	Long-term debt	321	39
Total lease liabilities		$20,808	$8,181

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s lease cost for the presented period:

Lease cost (in thousands)	Year Ended December 31, 2022
Operating lease cost	$6,463
Finance lease cost
Amortization of right-of-use assets	49
Interest on lease liabilities	16
Variable lease costs	915
Total lease cost	$7,443

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the period presented:

Other information (in thousands)	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$391
Operating cash flows from finance leases	16
Financing cash flows from finance leases	44
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	6,614
Finance leases	402

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the date presented:

Lease term and discount rate	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	6.8
Finance leases	4.4
Weighted-average discount rate
Operating leases	30.27%
Finance leases	6.61%

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2022:

Maturity of lease liabilities (in thousands)	Operating Leases	Finance Leases
2023	$6,700	$112
2024	7,185	103
2025	7,162	101
2026	7,205	99
2027	7,222	54
Thereafter	15,775	-
Total lease payments	51,249	469
Less interest	30,852	58
Total lease liabilities	$20,397	$411

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

In February 2023, the Company executed an operating lease for manufacturing and assembly space with an original lease term of 124 months commencing no later than in February 2024 and with total future minimum lease payments of approximately $34.5 million.

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2021, which is presented in accordance with ASC 840, Leases:

(in thousands)	Operating Leases	Finance Leases
2022	$3,484	$21
2023	4,865	21
2024	4,970	11
2025	4,928	8
2026	4,896	7
Thereafter	5,167	-
Total lease payments	28,310	68
Less interest on finance leases	-	15
Total	$28,310	$53