Form 10-Q
period 2023-03-31
Terran Orbital Corp
filed 2023-05-15
CIK 1835512

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 145,049,152 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$57,427	$93,561
Accounts receivable, net of allowance for credit losses of $41 and $764 as of March 31, 2023 and December 31, 2022, respectively	2,836	4,754
Contract assets, net	5,383	6,763
Inventory	28,576	24,133
Prepaid expenses and other current assets	10,068	9,710
Total current assets	104,290	138,921
Property, plant, and equipment, net	31,192	24,743
Other assets	21,327	18,990
Total assets	$156,809	$182,654
Liabilities and shareholders' deficit:
Current portion of long-term debt	$9,815	$7,739
Accounts payable	26,357	21,188
Contract liabilities	19,191	27,228
Reserve for anticipated losses on contracts	1,137	2,860
Accrued expenses and other current liabilities	16,642	11,721
Total current liabilities	73,142	70,736
Long-term debt	148,042	142,620
Warrant and derivative liabilities	49,405	39,950
Other liabilities	21,545	20,769
Total liabilities	292,134	274,075
Commitments and contingencies (Note 12)
Shareholders' deficit:
Preferred stock - authorized 50,000,000 shares of $0.0001 par value as of March 31, 2023 and December 31, 2022; zero issued and outstanding	-	-
Common stock - authorized 300,000,000 shares of $0.0001 par value as of March 31, 2023 and December 31, 2022; issued and outstanding shares of 144,680,223 and 142,503,771 as of March 31, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	280,095	269,574
Accumulated deficit	(415,613)	(361,168)
Accumulated other comprehensive income	179	159
Total shareholders' deficit	(135,325)	(91,421)
Total liabilities and shareholders' deficit	$156,809	$182,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$28,198	$13,120
Cost of sales	29,597	15,953
Gross loss	(1,399)	(2,833)
Selling, general, and administrative expenses	32,530	30,217
Loss from operations	(33,929)	(33,050)
Interest expense, net	10,934	2,923
Loss on extinguishment of debt	-	23,141
Change in fair value of warrant and derivative liabilities	9,455	11,853
Other expense	109	403
Loss before income taxes	(54,427)	(71,370)
Provision for income taxes	18	2
Net loss	(54,445)	(71,372)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	20	47
Total comprehensive loss	$(54,425)	$(71,325)

Weighted-average shares outstanding
Basic and diluted	144,062,103	83,643,940

Net loss per share
Basic and diluted	$(0.38)	$(0.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

			Three Months Ended March 31, 2023
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of December 31, 2022	-	$-	142,503,771	$14	$269,574	$(361,168)	$159	$(91,421)
Net loss	-	-	-	-	-	(54,445)	-	(54,445)
Other comprehensive income, net of tax	-	-	-	-	-	-	20	20
Share-based compensation	-	-	-	-	10,166	-	-	10,166
Settlement of vested restricted stock units, net of net share settlements	-	-	1,665,333	-	-	-	-	-
Exercise of stock options	-	-	511,119	-	355	-	-	355
Balance as of March 31, 2023	-	$-	144,680,223	$14	$280,095	$(415,613)	$179	$(135,325)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

			Three Months Ended March 31, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of December 31, 2021	396,870	$8,000	2,849,414	$-	$97,745	$(197,066)	$(36)	$(99,357)
Retrospective application of reverse recapitalization	10,550,816	-	75,751,869	8	(8)	-	-	-
Balance as of December 31, 2021 - Recast	10,947,686	$8,000	78,601,283	$8	$97,737	$(197,066)	$(36)	$(99,357)
Adoption of accounting standard, net of tax	-	-	-	-	-	(122)	-	(122)
Net loss	-	-	-	-	-	(71,372)	-	(71,372)
Other comprehensive income, net of tax	-	-	-	-	-	-	47	47
Conversion of redeemable convertible preferred stock into common stock	(10,947,686)	(8,000)	10,947,686	1	7,999	-	-	8,000
Net settlement of liability-classified warrants into common stock	-	-	694,873	-	7,616	-	-	7,616
Net settlement of equity-classified warrants into common stock	-	-	22,343,698	2	(2)	-	-	-
Issuance of common stock in connection with the Tailwind Two Merger and PIPE Investment, net of issuance costs	-	-	16,114,695	2	6,926	-	-	6,928
Issuance of common stock in connection with financing transactions, net of issuance costs	-	-	4,325,000	1	40,733	-	-	40,734
Reclassification of liability-classified warrants and derivatives to equity-classified	-	-	-	-	11,007	-	-	11,007
Issuance of contingently issuable common stock	-	-	4,095,569	-	44,887	-	-	44,887
Share-based compensation	-	-	-	-	17,335	-	-	17,335
Exercise of stock options	-	-	172,651	-	146	-	-	146
Balance as of March 31, 2022	-	$-	137,295,455	$14	$234,384	$(268,560)	$11	$(34,151)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,445)	$(71,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	919	846
Non-cash interest expense	7,053	1,215
Share-based compensation expense	10,166	17,335
Provision for losses on receivables and inventory	3	169
Loss on extinguishment of debt	-	23,141
Change in fair value of warrant and derivative liabilities	9,455	11,853
Amortization of operating right-of-use assets	279	305
Changes in operating assets and liabilities:
Accounts receivable, net	1,992	(15,002)
Contract assets	1,423	(928)
Inventory	(3,990)	(1,550)
Accounts payable	1,009	2,134
Contract liabilities	(8,021)	6,708
Reserve for anticipated losses on contracts	(1,723)	79
Accrued interest	(88)	(4,803)
Other, net	3,145	570
Net cash used in operating activities	(32,823)	(29,300)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,162)	(4,030)
Net cash used in investing activities	(3,162)	(4,030)
Cash flows from financing activities:
Proceeds from long-term debt	-	35,942
Proceeds from warrants and derivatives	-	42,247
Proceeds from Tailwind Two Merger and PIPE Investment	-	58,424
Proceeds from issuance of common stock	-	14,791
Repayment of long-term debt	(518)	(27,171)
Payment of issuance costs	-	(41,681)
Proceeds from exercise of stock options	339	135
Net cash (used in) provided by financing activities	(179)	82,687

Effect of exchange rate fluctuations on cash and cash equivalents	30	(28)

Net (decrease) increase in cash and cash equivalents	(36,134)	49,329
Cash and cash equivalents at beginning of period	93,561	27,325
Cash and cash equivalents at end of period	$57,427	$76,654

Non-cash investing and financing activities:
Interest capitalized to property, plant, and equipment not yet paid	$-	$555
Purchases of property, plant, and equipment not yet paid	5,265	211
Depreciation and amortization capitalized to construction-in-process	-	77
Issuance costs not yet paid	139	5,983
Non-cash exchange and extinguishment of long-term debt	-	40,432
Conversion of redeemable convertible preferred stock into common stock	-	8,000
Net settlement of liability-classified warrants into common stock	-	7,616
Net settlement of equity-classified warrants into common stock	-	(2)
Non-cash issuance of common stock in connection with PIPE Investment	-	10,060
Non-cash issuance of common stock in connection with financing transactions	-	26,304
Reclassification of liability-classified warrants and derivatives to equity-classified	-	11,007
Issuance of contingently issuable common stock	-	44,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Business

Terran Orbital Corporation, formerly known as Tailwind Two Acquisition Corp. (“Tailwind Two”), together with its wholly-owned subsidiaries (the “Company”), is a leading manufacturer of satellite products primarily serving the aerospace and defense industries. The Company provides end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and on-orbit support to meet the needs of its military, civil, and commercial customers. The Company has a foreign subsidiary based in Torino, Italy.

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

As a result of the Tailwind Two Merger, all of Legacy Terran Orbital's issued and outstanding common stock was converted into shares of Terran Orbital Corporation's common stock using an exchange ratio of 27.585 shares of Terran Orbital Corporation's common stock per each share of Legacy Terran Orbital's common stock. In addition, Legacy Terran Orbital's convertible preferred stock and certain warrants were exercised and converted into shares of Legacy Terran Orbital's common stock immediately prior to the Tailwind Two Merger, and in turn, were converted into shares of Terran Orbital Corporation's common stock as a result of the Tailwind Two Merger. Further, in connection with the Tailwind Two Merger, Legacy Terran Orbital's share-based compensation plan and related share-based compensation awards were cancelled and exchanged or converted, as applicable, with a new share-based compensation plan and related share-based compensation awards of Terran Orbital Corporation. In connection with the Tailwind Two Merger, the Company entered into certain debt financing transactions that resulted in a loss on extinguishment of debt of $23.1 million during the three months ended March 31, 2022.

While Legacy Terran Orbital became a wholly-owned subsidiary of Terran Orbital Corporation, Legacy Terran Orbital was deemed to be the acquirer in the Tailwind Two Merger for accounting purposes. Accordingly, the Tailwind Two Merger was accounted for as a reverse recapitalization, in which case the condensed consolidated financial statements of the Company represent a continuation of Legacy Terran Orbital and the issuance of common stock in exchange for the net assets of Tailwind Two recognized at historical cost and no recognition of goodwill or other intangible assets. Operations prior to the Tailwind Two Merger are those of Legacy Terran Orbital and all share and per-share data included in these condensed consolidated financial statements have been retrospectively adjusted to give effect to the Tailwind Two Merger. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options and warrants were adjusted to reflect the Tailwind Two Merger. The treatment of the Tailwind Two Merger as a reverse recapitalization was based upon the pre-merger shareholders of Legacy Terran Orbital holding the majority of the voting interests of Terran Orbital Corporation, Legacy Terran Orbital's existing management team serving as the initial management team of Terran Orbital Corporation, Legacy Terran Orbital's appointment of the majority of the initial board of directors of Terran Orbital Corporation, and Legacy Terran Orbital's operations comprising the ongoing operations of the Company.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, they include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2022 and 2021 included in its Annual Report on Form 10-K, which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 23, 2023 (the “2022 Annual Report”). The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures from the annual consolidated financial statements.

The condensed consolidated financial statements have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and include the accounts of Terran Orbital Corporation and its subsidiaries. All intercompany transactions have been eliminated. The Company’s accounting policies used in the preparation of these condensed consolidated financial statements do not differ from those used for the annual consolidated financial statements, unless otherwise noted. Certain prior period amounts have been reclassified to conform with current period presentation.

The Company evaluates and reports its segment information based on the manner in which its Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and allocates resources. Beginning in the fourth quarter of 2022, the Company reports its results as a single operating and reportable segment on a consolidated basis. Where applicable, prior periods have been retrospectively adjusted to reflect the Company’s current operating and reportable segment structure.

There were no recently issued or recently adopted accounting pronouncements that had or are expected to have a material effect on the condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with GAAP requires the Company to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.

COVID-19 Pandemic

During March 2020, the World Health Organization (the “WHO”) declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). The COVID-19 Pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets.

The COVID-19 Pandemic has contributed to a worldwide shortage of electronic components which has resulted in longer than historically experienced lead times for such electronic components. The reduced availability to receive electronic components used in the Company’s operations has negatively affected its timing and ability to deliver products and services to customers as well as increased its costs in recent periods. In an effort to manage this disruption to its supply chain, the Company has focused on accumulating critical components to ensure an appropriate level of supply is available when needed.

The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the periods presented. The U.S. Government allowed the national public health emergency declaration related to the COVID-19 Pandemic to expire on May 11, 2023, and the WHO ended the global emergency status for the COVID-19 Pandemic on May 5, 2023.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the time of purchase.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(in thousands)	March 31, 2023	December 31, 2022
Payroll-related accruals	$5,503	$5,671
Current operating lease liabilities	997	971
Accrued interest	2,019	2,107
Other current liabilities	8,123	2,972
Accrued expenses and other current liabilities	$16,642	$11,721

Research and Development

Research and development includes materials, labor, and overhead allocations attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Research and development expense was $7.5 million and $1.9 million during the three months ended March 31, 2023 and 2022, respectively.

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

A small number of customers and contracts historically have represented a significant portion of the Company's consolidated revenue. Lockheed Martin Corporation (“Lockheed Martin”) represented approximately 73% and 77% of consolidated revenue during the three months ended March 31, 2023 and 2022, respectively. There were no other individual customers who accounted for more than 10% of the Company’s revenue during the periods presented.

The table below presents individual customers who accounted for more than 10% of the Company’s combined accounts receivable, net of allowance for credit losses, and contract assets, net of allowance for credit losses, as of the dates presented:

	March 31, 2023	December 31, 2022
Customer A	28%	42%
Customer B	8%	12%
Customer C	16%	11%
Customer D	12%	3%
Total	64%	68%

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

At contract inception, the Company assesses whether the goods or services promised within the contract represent a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative basis using the best estimate of the stand-alone selling price of each performance obligation, which is estimated using the expected-cost-plus-margin approach. Generally, the Company’s contracts with customers are structured such that the customer has the option to purchase additional goods or services. Customer options to purchase additional goods or services do not represent a separate performance obligation as the prices for such options reflect the stand-alone selling prices for the additional goods or services. Contracts are generally priced on a firm-fixed price basis, cost-plus fee basis, or time and materials basis.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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
•
Launch Support: Launch support services relate to the assistance the Company provides in the process of launching a satellite into space by identifying and securing launch opportunities with launch providers as well as coordinating and managing the activities leading up to the launch event on behalf of customers.
•
Operations: Operations relates to the management, operations, and communication of information of satellites that are on-orbit on behalf of a customer.
•
Studies, Design and Other: Studies, design and other services primarily relate to professional engineering feasibility studies and preliminary design services for customers.

The following tables present the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Mission support	$26,591	$12,770
Launch support	1,087	36
Operations	194	192
Studies, design and other	326	122
Revenue	$28,198	$13,120

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
U.S. Government contracts
Fixed price	$21,552	$8,492
Cost-plus fee and other	1,688	2,272
	23,240	10,764

Foreign government contracts
Fixed price	1,478	556

Commercial contracts
Fixed price, U.S.	1,276	1,650
Fixed price, International	2,154	150
Cost-plus fee and other	50	-
	3,480	1,800

Revenue	$28,198	$13,120

Remaining Performance Obligations

Revenue from remaining performance obligations is calculated as the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period on executed contracts, including both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts. Remaining performance obligations do not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

During February 2023, the Company entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether the Company ultimately recognizes revenue and profit on this contract is subject to a number of uncertainties including, among other things, its ability to successfully perform its obligations, increase its manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The Company anticipates to begin performing and recognizing revenue pursuant to the Rivada Agreement during the second quarter of 2023.

As of March 31, 2023, the Company had approximately $2.5 billion of remaining performance obligations, of which $2.4 billion is related to the Rivada Agreement. The Company estimates that approximately 65% - 80% of the remaining performance obligations will be recognized as revenue by December 31, 2025 and the remainder by December 31, 2027.

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

Contract assets from products and services for which the U.S. Government is the ultimate customer was $3.0 million and $5.3 million as of March 31, 2023 and December 31, 2022, respectively.

The following is a summary of contract assets, net, recognized in the condensed consolidated balance sheets as of the dates presented:

(in thousands)	March 31, 2023	December 31, 2022
Contract assets, gross	$5,439	$6,840
Allowance for credit losses	(56)	(77)
Contract assets, net	$5,383	$6,763

As of March 31, 2023 and December 31, 2022, all contract assets were classified as current assets.

There were no material impairments of contract assets during the three months ended March 31, 2023 or 2022.

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

As of March 31, 2023 and December 31, 2022, substantially all contract liabilities were classified as current liabilities.

During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $21.0 million and $9.6 million, respectively, that was previously included in the beginning balance of contract liabilities.

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

Accounts receivable from products and services for which the U.S. Government is the ultimate customer was $0.5 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$764	$945
Adoption of CECL	-	39
(Reversal of) provision for credit losses	(23)	26
Write-offs	(700)	(127)
Ending balance	$41	$883

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

The Company recorded a decrease of $1.7 million and an increase of $79 thousand in cost of sales related to the reserve for anticipated losses on contracts during the three months ended March 31, 2023 and 2022, respectively.

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

The components of inventory as of the dates presented were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$20,853	$19,194
Work-in-process	7,723	4,939
Total inventory	$28,576	$24,133

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The determination of the estimated useful life of company-owned satellites involves an analysis that considers design life, random part failure probabilities, expected component degradation and cycle life, predicted fuel consumption and experience with satellite parts, vendors and similar assets.

Depreciation expense was $919 thousand and $846 thousand during the three months ended March 31, 2023 and 2022, respectively. Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation, and net carrying amount of property, plant, and equipment, net as of the dates presented were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Machinery and equipment	$14,765	$13,066
Satellites	2,209	2,209
Ground station equipment	1,944	1,944
Office equipment and furniture	3,455	2,958
Software	308	240
Leasehold improvements	9,768	9,734
Construction-in-process	15,033	9,467
Property, plant, and equipment, gross	47,482	39,618
Accumulated depreciation	(16,290)	(14,875)
Property, plant, and equipment, net	$31,192	$24,743

Construction-in-process primarily includes leasehold improvements, machinery, and ground station equipment not yet placed into service.

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

There were no impairments of property, plant, and equipment during the three months ended March 31, 2023 and 2022.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5 Debt

Long-term debt (including accrued interest to be paid-in-kind) as of the presented periods was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2023	December 31, 2022
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000	25,000
Beach Point Rollover Debt	March 2021	April 2026	11.25%	Quarterly	31,897	31,741
Convertible Notes due 2027	October 2022	October 2027	10.00%	Quarterly	104,201	101,699
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	22,500	22,500
Equipment financings(1)					823	859
Finance leases					892	411
Unamortized deferred issuance costs					(2,989)	(3,073)
Unamortized discount on debt					(144,490)	(148,801)
Total debt					157,857	150,359
Current portion of long-term debt					9,815	7,739
Long-term debt					$148,042	$142,620

(1) - Consists of equipment financing debt agreements with maturities through July 2028, annual interest rates ranging from 6.25% to 6.50%, and requiring monthly payments of interest and principal.

N/A - Not meaningful.

There were no significant changes in the Company’s long-term debt during the three months ended March 31, 2023. On April 3, 2023, the Company paid $1.875 million related to the PIPE Investment Obligation.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants and derivatives recorded in warrant and derivative liabilities on the condensed consolidated balance sheets as of the presented dates were as follows:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of March 31, 2023	Issuance	Maturity	Exercise/Conversion Price	March 31, 2023	December 31, 2022
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$4,998	$1,922
Private Placement Warrants	78,000	March 2021	March 2027	$11.50	20	8
FP Combination Warrants	8,291,704	March 2022	March 2027	$10.00	19,486	18,573
2027 Warrants	17,253,279	October 2022	October 2027	$2.898	16,369	13,707
Conversion Option Derivative	35,956,013	October 2022	October 2027	$2.898	8,532	5,740
Warrant and derivative liabilities	80,800,956				$49,405	$39,950

There were no changes in the Company’s liability-classified warrants and derivatives during the three months ended March 31, 2023, except for changes in fair value.

The changes in liability-classified warrants and derivatives during the three months ended March 31, 2022 were predominately related to the Tailwind Two Merger and were as follows:

(in thousands)	Current Warrant and Derivative Liabilities	Warrant and Derivative Liabilities	Total
Balance as of December 31, 2021	$68,518	$5,631	$74,149
Initial recognition from Tailwind Two Merger	-	13,124	13,124
Change in fair value of warrant and derivative liabilities	13,342	(1,489)	11,853
Reclassification of current warrant and derivative liabilities to warrant and derivative liabilities	(25,966)	25,966	-
Reclassification of liability-classified warrants and derivatives to equity-classified	(11,007)	-	(11,007)
Net settlement of liability-classified warrants into common stock	-	(7,616)	(7,616)
Issuance of contingently issuable shares	(44,887)	-	(44,887)
Balance as of March 31, 2022	$-	$35,616	$35,616

Equity-classified Warrants and Derivatives

In connection with the Tailwind Two Merger, the Company issued 2.8 million warrants to Lockheed Martin and Beach Point Capital at a strike price of $10.00 per share expiring on March 25, 2027 (the “Combination Warrants”). The Combination Warrants remained outstanding as of March 31, 2023 and December 31, 2022.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$156,965	$265,526	$149,948	$257,810

As of March 31, 2023 and December 31, 2022, the fair value of the Company's long-term debt, except as otherwise described, was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value related to Convertible Notes due 2027 was exclusive of the conversion option and estimated as described above. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields ranging plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

Note 8 Shareholders’ Deficit

Common Stock

Subsequent to the Tailwind Two Merger, the Company was authorized to issue up to 300 million shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the shareholder to one vote. In May 2023, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 300,000,000 to 600,000,000.

Tailwind Two Merger

During the three months ended March 31, 2022, the Company issued 11 million shares of common stock in exchange for the net assets of Tailwind Two, which were recognized at historical cost, in connection with the Tailwind Two Merger and issued 5.1 million shares of common stock in connection with the PIPE Investment. The Tailwind Two Merger and PIPE Investment resulted in allocated cash proceeds of $58.4 million with aggregate allocated third-party issuance costs of $48.4 million and the assumption of the Public Warrants and Private Placement Warrants with an aggregate fair value of $13.1 million. In addition, the Company issued 4.3 million shares of common stock as consideration for certain financing transactions in connection with the Tailwind Two Merger.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Committed Equity Facility

On July 5, 2022, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital II, LLC (”B. Riley”) giving the Company the right, but not the obligation, to sell to B. Riley over a 24-month period up to the lesser of (i) $100 million of newly issued shares of our common stock and (ii) 27,500,000 shares of the Company’s common stock. The price per share of common stock sold to B. Riley is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock to B. Riley.

As of March 31, 2023 and December 31, 2022, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock.

Preferred Stock

Subsequent to the Tailwind Two Merger, the Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2023 or December 31, 2022.

As part of the Tailwind Two Merger, all of the convertible preferred stock of Legacy Terran Orbital was converted into approximately 10.9 million shares of Terran Orbital Corporation’s common stock. As a result of the conversion, the Company reclassified the amount of convertible preferred stock to additional paid-in capital.

Note 9 Share-Based Compensation

Share-based compensation expense totaled $10.2 million and $17.3 million during the three months ended March 31, 2023, and 2022, respectively. Prior to the closing of the Tailwind Two Merger, all of the Company's outstanding restricted stock units (“RSUs”) included a performance condition that required a liquidity event to occur in order to vest. Accordingly, the Company previously did not recognize share-based compensation expense associated with the RSUs as their performance condition was not probable of being met until such an event occurred. Upon closing of the Tailwind Two Merger in March 2022, the Company recorded a cumulative catch-up of approximately $17.2 million to begin recognition of share-based compensation expense associated with these RSUs as the performance condition was met, of which $2.1 million was recorded to cost of sales and $15.1 million was recorded to selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss based on the classification of each employee's compensation expense.

During the three months ended March 31, 2023, the Company granted approximately 772 thousand RSUs with a weighted average grant date fair value of $2.03 per unit based on the public market price of the Company’s common stock as of the date of grant. These RSUs will vest over a four year period.

During April 2023, the Company granted approximately 1.3 million RSUs. Approximately half of these RSUs will vest over a four year period and the remainder will vest over one year.

Note 10 Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share gives effect to all securities having a dilutive effect on net loss, weighted-average shares of common stock outstanding, or both. The effect from potential dilutive securities included, but was not limited to: (i) incremental shares of common stock calculated using the if-converted method for the Convertible Notes due 2027 and Conversion Option Derivative, and the PIPE Investment Obligation; (ii) incremental shares of common stock calculated using the treasury stock method for warrants and share-based compensation awards; (iii) incremental shares and potential shares of common stock that were contingently issuable upon closing of the Tailwind Two Merger; and (iv) the corresponding impact to net loss associated with the preceding considerations. None of the potential dilutive securities meet the definition of a participating security.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

For purposes of the diluted net loss per share computation, all potentially dilutive securities were excluded because their (i) effect would be anti-dilutive, (ii) exercise price was “out-of-the-money,” or (iii) contingent issuance conditions were unsatisfied. As a result, diluted net loss per share was equal to basic net loss per share for each period presented.

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of March 31,
(in shares of common stock)	2023	2022
Stock options	1,148,129	1,938,804
Restricted stock units	17,617,600	16,076,087
FP Combination Warrants	8,291,704	8,291,704
Combination Warrants	2,763,902	2,763,902
Public Warrants	19,221,960	11,499,960
Private Placement Warrants	78,000	7,800,000
2027 Warrants	17,253,279	—
PIPE Investment Obligation	12,228,261	3,270,349
Conversion Option Derivative	35,956,013	—

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Three Months Ended March 31,
(in thousands, except per share and share amounts)	2023	2022
Numerator:
Net loss	$(54,445)	$(71,372)
Denominator:
Weighted-average shares outstanding - basic and diluted	144,062,103	83,643,940
Net loss per share - basic and diluted	$(0.38)	$(0.85)

Note 11 Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $18 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from the Company’s foreign subsidiary.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Class Action

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

Commercial Agreements

In connection with the Tailwind Two Merger, the Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of a PIPE investor, which became effective upon the closing of the Tailwind Two Merger. As of March 31, 2023, approximately $15.1 million of purchase obligations remained outstanding under these commercial agreements.

In 2022, the Company entered into a purchase commitment of $22.4 million for the procurement of components related to a customer program. As of March 31, 2023, approximately $11.2 million of the commitment was outstanding.

Note 13 Related Party Transactions

Lockheed Martin

Lockheed Martin, directly and through its wholly-owned subsidiary Astrolink International, LLC (“Astrolink”), is a significant holder of debt and equity instruments of the Company.

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

On October 31, 2022, the Company and Lockheed Martin terminated the Strategic Cooperation Agreement, as amended, and entered into a new Strategic Cooperation Agreement (the “2022 SCA”), pursuant to which the parties have agreed to continue to share business development opportunities and work collaboratively on small satellite and other aerospace and defense opportunities and ventures. Unless earlier terminated, the 2022 SCA has a term of 13 years and will terminate in 2035. During the term of the 2022 SCA, Lockheed Martin will be entitled to appoint a director to the Company’s board of directors and to appoint a separate board observer. As part of the 2022 SCA, the Company has also agreed that it will not make any public announcement with respect to, or seek approval by the board of directors of, any sale transaction or Fundamental Change (as defined in certain financing agreements) with respect to the Company, or any other extraordinary transaction involving the Company, with any other person regarding any of the foregoing, without giving prior notice to Lockheed Martin and to include Lockheed Martin in any such sale process, in each case, subject to the fiduciary duties of the board of directors and management of the Company.

Revenue

The Company recognized revenue from Lockheed Martin of $20.5 million and $10.3 million during the three months ended March 31, 2023 and 2022, respectively. In addition, the Company had accounts receivable due from Lockheed Martin of $1.5 million and $687 thousand as of March 31, 2023 and December 31, 2022, respectively, and contract assets from contracts with Lockheed Martin of $854 thousand and $4.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company had contract liabilities from contracts with Lockheed Martin of $17.7 million and $22.5 million as of March 31, 2023 and December 31, 2022, respectively.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2023 and December 31, 2022, programs associated with Lockheed Martin represented approximately 5% and 81% of the Company's remaining performance obligations, respectively.

Expenses

During the three months ended March 31, 2023, the Company incurred approximately $3 million of expenses in connection with engineering and research and development support provided by Lockheed Martin.

GeoOptics, Inc.

The Company owns a non-controlling equity interest in GeoOptics, Inc. (“GeoOptics”), a privately held company engaged in the acquisition and sale of Earth observation data and a purchaser of products and services from the Company. Additionally, one of the Company’s executive officers serves as a member of the GeoOptics board of directors. As of March 31, 2023 and December 31, 2022, the Company’s $1.7 million investment in GeoOptics represented less than a 3% ownership interest and was fully impaired.

The Company recognized revenue from GeoOptics of $501 thousand during the three months ended March 31, 2022 .

Transactions with Chairman and CEO

The Company leases office space in a building beneficially owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $59 thousand and $57 thousand during the three months ended March 31, 2023 and 2022, respectively.

PIPE Investment Obligation

An affiliate of a director and shareholder of the Company invested $30 million as part of the PIPE Investment in connection with the Tailwind Two Merger (the "Insider PIPE Investment") in March 2022. The subscription agreement for the Insider PIPE Investment included a provision that obligates the Company to pay the affiliate a quarterly fee of $1.875 million for sixteen quarters beginning with the period ending March 31, 2022 (the “PIPE Investment Obligation”). The first four quarterly payments were to be paid in cash and the remaining payments are to be paid, at the Company's option, in cash or common stock of the Company, subject to subordination to and compliance with the Company's debt facilities.

The Insider PIPE Investment resulted in proceeds received of $30 million, of which $13 million was allocated to proceeds from debt and $17 million was allocated to proceeds from the PIPE Investment in the condensed consolidated statements of cash flows based on relative fair value. Refer to Note 5 "Debt" for further discussion.

Note 14 Leases

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amounts reported in the Company’s condensed consolidated balance sheets related to operating and finance leases as of the dates presented:

(in thousands)	Classification	March 31, 2023	December 31, 2022
Right-of-use assets:
Operating	Other assets	$12,481	$12,736
Finance	Property, plant, and equipment, net	992	420
Total right-of-use assets		$13,473	$13,156

Lease liabilities
Operating	Accrued expenses and other current liabilities	$997	$971
Finance	Current portion of long-term debt	288	90
Operating	Other liabilities	19,063	19,426
Finance	Long-term debt	604	321
Total lease liabilities		$20,952	$20,808

The following is a summary of the Company’s lease cost for the periods presented:

	Three Months Ended March 31,
Lease cost (in thousands)	2023	2022
Operating lease cost	$1,767	$1,263
Finance lease cost
Amortization of right-of-use assets	31	4
Interest on lease liabilities	8	2
Variable lease costs	267	140
Total lease cost	$2,073	$1,409

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the periods presented:

	Three Months Ended March 31,
Other information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,849	$486
Operating cash flows from finance leases	8	2
Financing cash flows from finance leases	22	3
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	17	7,384
Finance leases	503	-

Lease payments prior to commencement are classified in the condensed consolidated statements of cash flows based on the expected classification of the lease upon commencement and are excluded from the table above.

In February 2023, the Company executed an operating lease for manufacturing and assembly space with an original lease term of 124 months, which is expected to commence no later than in February 2024 and has total future minimum lease payments of approximately $34.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes as of and for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K, which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 23, 2023 (the “2022 Annual Report”). This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.

The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates involving risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in the 2022 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

OVERVIEW

Terran Orbital Corporation, formerly known as Tailwind Two Acquisition Corp. (“Tailwind Two”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “Terran Orbital”), is a leading manufacturer of satellite products primarily serving the aerospace and defense industries. We provide end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and on-orbit support to meet the needs of our military, civil, and commercial customers. We have a foreign subsidiary based in Torino, Italy.

BASIS OF PRESENTATION

All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the U.S. (“GAAP”), excluding our Non-GAAP measures, and includes the accounts of Terran Orbital Corporation and its subsidiaries. All intercompany transactions have been eliminated.

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

From time to time, we may strategically enter into contracts with low or negative margins relative to other contracts or that are at risk of cost overruns. This may occur due to strategic decisions built around positioning ourselves for future contracts or to enhance our product and service offerings. However, in some instances, loss contracts may occur from unforeseen cost overruns which are not recoverable from the customer. We establish loss reserves on contracts in which the cost estimate-at-completion (“EAC”) exceeds the estimated revenue. The loss reserves are recorded in the period in which a loss is determined. Our reference to adjustments to EAC in the context of describing our results of operations relates to net changes during the period in our aggregate program contract values and estimated costs at completion and include the net impact of contract terminations, cost overruns, and loss reserves.

We are actively expanding our headcount, manufacturing facilities, and office space in order to position ourselves to be awarded and have the capacity to execute on larger contracts with recurring revenue opportunities. These growth initiatives are principally located in Irvine, California near our existing facilities. Our existing portfolio of contracts includes multiple-satellite constellations as well as several technology demonstrations, prototypes, and studies with the potential for option exercises or follow-on contracts for multiple-satellite constellations. Accordingly, we are incurring a heightened level of operating expenses in advance of larger customer awards. These opportunities are subject to numerous uncertainties, including but not limited to: the customer may withdraw the opportunity, we may not submit a proposal, or we may not win a contract award or the full value of the award.

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

COVID-19 Pandemic

During March 2020, the World Health Organization (the “WHO”) declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). The COVID-19 Pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in the financial and capital markets.

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

We have considered the ongoing and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the periods presented. The U.S. Government allowed the national public health emergency declaration related to the COVID-19 Pandemic to expire on May 11, 2023, and the WHO ended the global emergency status for the COVID-19 Pandemic on May 5, 2023.

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

Beginning on March 28, 2022, Terran Orbital Corporation’s common stock and public warrants began trading on the New York Stock Exchange (the “NYSE”) under the symbols “LLAP” and "LLAP WS," respectively.

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

Rivada Agreement

During February 2023, we entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of approximately $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether we ultimately recognize revenue and profit on this contract is subject to a number of uncertainties including, among other things, our ability to successfully perform our obligations, increase our manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. We anticipate to begin performing and recognizing revenue pursuant to the Rivada Agreement during the second quarter of 2023.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to March 31, 2022

The following table presents our consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Revenue	$28,198	$13,120	$15,078
Cost of sales	29,597	15,953	13,644
Gross loss	(1,399)	(2,833)	1,434
Selling, general, and administrative expenses	32,530	30,217	2,313
Loss from operations	(33,929)	(33,050)	(879)
Interest expense, net	10,934	2,923	8,011
Loss on extinguishment of debt	-	23,141	(23,141)
Change in fair value of warrant and derivative liabilities	9,455	11,853	(2,398)
Other expense	109	403	(294)
Loss before income taxes	(54,427)	(71,370)	16,943
Provision for income taxes	18	2	16
Net loss	$(54,445)	$(71,372)	$16,927

Revenue

The increase in revenue was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the three months ended March 31, 2023 and 2022, our EAC adjustments on our firm fixed price contracts resulted in an estimated $0.8 million positive impact to revenue and an estimated $3 million negative impact to revenue, respectively. While we believe our estimates as of March 31, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The increase in cost of sales was primarily due to the following:

•
an increase of $14.4 million in labor, materials, third-party services, overhead, launch costs, and other direct costs incurred in satisfying our customer contracts;
•
an increase of $1.1 million in share-based compensation expense due to an increase in production headcount partially offset by a $2.1 million non-recurring cumulative recognition of expense recognized in connection with the closing of the Tailwind Two Merger; and
•
partially offset by a decrease of $1.8 million related to reserves for anticipated losses on contracts as we recorded a $1.7 million decrease in reserves during 2023 due to the termination of an unfavorable contract compared to a $0.1 million increase in reserves during 2022.

During the three months ended March 31, 2023 and 2022, our EAC adjustments on our firm fixed price contracts resulted in an estimated $0.8 million positive impact to cost of sales and an estimated $0.7 million negative impact to cost of sales, respectively. While we believe our estimates as of March 31, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase of $5.0 million in research and development activities, exclusive of allocated share-based compensation and depreciation, related to the development of new modules and payloads;
•
an increase of $2.8 million in labor and benefits, net of allocated overhead, due to the increase in headcount as part of our growth initiatives;
•
an increase of $1.2 million in technology costs, net of allocated overhead, due to an increase in overall headcount and solutions utilized;
•
an increase of $1.2 million in insurance expense primarily as a result of becoming a public company in March 2022; and
•
an increase of $0.6 million in facilities expense, net of allocated overhead, due to additional leased facilities as part of our growth initiatives.

These increases were partially offset by the following:

•
a decrease of $8.3 million in share-based compensation expense primarily due to a $15.1 million non-recurring cumulative impact recognized during the first quarter of 2022 due to the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards; and
•
a decrease of $1.1 million in accounting, legal, and other professional fees.

Interest Expense, net

The increase in interest expense, net was due to (i) an increase in amortization related to discount on debt of $3.8 million due to our financing transactions during 2022, (ii) an increase in contractual interest of $3.7 million as a result of higher debt balances due to our financing transactions during 2022, and (iii) a decrease in capitalized interest of $0.6 million as we are no longer developing our Earth observation constellation.

Loss on Extinguishment of Debt

During the three months ended March 31, 2022, loss on extinguishment of debt totaled $23 million and related to the refinancing and extinguishment of our debt obligations in connection with the Tailwind Two Merger. There was no loss on extinguishment of debt during the three months ended March 31, 2023.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the three months ended March 31, 2023, the loss on change in fair value was primarily due to an increase in the price of our common stock, which drove the increase in the fair value of our warrants and derivatives during the period.

During the three months ended March 31, 2022, the loss on change in fair value was primarily due to fair value remeasurements as a result of the Tailwind Two Merger.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $18 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from our foreign subsidiary.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Gross loss	$(1,399)	$(2,833)	$1,434
Share-based compensation expense	3,245	2,113	1,132
Depreciation and amortization	466	513	(47)
Adjusted gross profit (loss)	$2,312	$(207)	$2,519

The increase in Adjusted Gross Profit was primarily due to our EAC adjustments on our firm fixed price contracts, which had an estimated $1.5 million positive impact to Adjusted Gross Profit and an estimated $3.7 million negative impact to Adjusted Gross Profit during March 31, 2023 and 2022, respectively. Additionally, Adjusted Gross Profit increased due to the net impact from the continued and increased level of progress made in satisfying our customer contracts. While we believe our estimates as of March 31, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Net loss	$(54,445)	$(71,372)	$16,927
Interest expense, net	10,934	2,923	8,011
Provision for income taxes	18	2	16
Depreciation and amortization	919	846	73
Share-based compensation expense	10,166	17,335	(7,169)
Loss on extinguishment of debt	-	23,141	(23,141)
Change in fair value of warrant and derivative liabilities	9,455	11,853	(2,398)
Other, net(a)	401	555	(154)
Adjusted EBITDA	$(22,552)	$(14,717)	$(7,835)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company and financing transactions are included herein.

The decrease in Adjusted EBITDA was primarily due to an increase in selling, general, and administrative expenses related to research and development, labor and benefits, technology costs, facilities expense, and other operating costs as a result of our growth initiatives, partially offset by an increase in Adjusted Gross Profit. Refer to the discussions above under “Results of Operations” for further details.

KEY PERFORMANCE INDICATORS

We view growth in backlog as a key measure of our business growth. Backlog represents the estimated dollar value of executed contracts and exercised contract options, including both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts, for which work has not been performed (also known as the remaining performance obligations on a contract). Backlog does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog.

Our backlog totaled $2.5 billion and $170.8 million as of March 31, 2023 and December 31, 2022, respectively. The increase in backlog was primarily due to the Rivada Agreement. The increase in backlog was partially offset by revenue recognized and terminations that occurred during the period.

As of March 31, 2023, programs associated with Lockheed Martin represented approximately 5% of our backlog.

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

We believe that there are no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants and that the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of May 12, 2023, the market price of our common stock is less than the exercise price for all warrants. Furthermore, the initial resale of our common stock by existing shareholders could result in a significant decline in the public trading price of our common stock. These sales, or the possibility that these sales may occur may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe that based on the current trading prices of our common stock it is unlikely that we will receive cash proceeds from the exercise of warrants in the next twelve months. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants outstanding as of March 31, 2023 for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $382.5 million.

As of March 31, 2023, we had $57.4 million of cash and cash equivalents, which included $1.8 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, the earnings of our foreign subsidiary are essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

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

Long-term Debt

As of March 31, 2023, long-term debt was comprised of the following (including accrued interest paid-in-kind):

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2023
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000
Beach Point Rollover Debt(1)	March 2021	April 2026	11.25%	Quarterly	31,897
Convertible Notes due 2027(2)	October 2022	October 2027	10.00%	Quarterly	104,201
PIPE Investment Obligation(3)	March 2022	December 2025	N/A	N/A	22,500
Equipment Financings(4)					823
Finance leases					892
Unamortized deferred issuance costs					(2,989)
Unamortized discount on debt					(144,490)
Total debt					157,857
Current portion of long-term debt					9,815
Long-term debt					$148,042

(1) - Incurs annual interest at 11.25%, of which 2.00% is payable-in-kind at our option.

(2) - Interest is payable-in-kind at our option. Principal and interest prior to maturity are convertible into common stock at a conversion price of $2.898 per share at the holder’s option.

(3) - Requires quarterly repayment of $1.875 million, which is payable in cash or common stock at our option.

(4) - Consists of equipment financing debt agreements with maturities through July 2028, annual interest rates ranging from 6.25% to 6.50%, and requiring monthly payments of principal and interest.

N/A - Not meaningful or applicable.

There were no significant changes in our long-term debt during the three months ended March 31, 2023. On April 3, 2023, we paid $1.875 million related to the PIPE Investment Obligation.

As of March 31, 2023, we were in compliance with all financial covenants. Our inability to raise capital through debt or equity financings or the lack of improvements in our operating results may negatively impact our compliance with these financial covenants.

Warrants and Derivatives

As of March 31, 2023, our liability-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of March 31, 2023	Issuance	Maturity	Exercise/Conversion Price	March 31, 2023
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$4,998
Private Placement Warrants	78,000	March 2021	March 2027	$11.50	20
FP Combination Warrants(1)	8,291,704	March 2022	March 2027	$10.00	19,486
2027 Warrants	17,253,279	October 2022	October 2027	$2.898	16,369
Conversion Option Derivative(2)	35,956,013	October 2022	October 2027	$2.898	8,532
Warrant and derivative liabilities	80,800,956				$49,405

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

There were no significant changes in our warrants and derivatives during the three months ended March 31, 2023.

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

As of March 31, 2023, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock.

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

Operating Leases

Refer to Note 14 "Leases" to the condensed consolidated financial statements for further information regarding our operating leases.

Purchase Commitments

Our material cash requirements for purchases of goods or services entered into in the ordinary course of business, including purchase orders and contractual obligations, primarily relate to materials and services required to manufacture, assemble, integrate, and test satellites and satellite buses in connection with satisfying our customer contracts.

Refer to Note 12 "Commitments and Contingencies" to the condensed consolidated financial statements for further information regarding our purchase commitments.

Off-Balance Sheet Arrangements

As of March 31, 2023, we do not have any material off-balance sheet arrangements other than the Combination Warrants, which are described above. The Combination Warrants are both indexed to and classified as equity under GAAP.

Cash Flow Analysis

The following table is a summary of our cash flow activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Net cash used in operating activities	$(32,823)	$(29,300)	$(3,523)
Net cash used in investing activities	(3,162)	(4,030)	868
Net cash (used in) provided by financing activities	(179)	82,687	(82,866)
Effect of exchange rate fluctuations on cash and cash equivalents	30	(28)	58
Net (decrease) increase in cash and cash equivalents	$(36,134)	$49,329	$(85,463)

Cash Flows from Operating Activities

The increase in net cash used in operating activities was primarily due to an increase in selling, general, and administrative expenses related to research and development, labor and benefits, technology costs, facilities expense, and other operating costs as a result of our growth initiatives and the buildup of raw materials to minimize the impact of supply chain challenges, partially offset by an increase in cash received from customers and a decrease in cash interest payments due to the accumulated interest payments that occurred in connection with the Tailwind Two Merger. The remainder of the activity in net cash used in operating activities is related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The decrease in net cash used in investing activities was primarily driven by a decrease in spending of $2.7 million associated with the development of company-owned satellites as we are no longer developing our Earth observation constellation, partially offset by an increase in spending associated with the expansion of our manufacturing facilities in connection with our growth initiatives.

Cash Flows from Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was not material.

During the three months ended March 31, 2022, net cash provided by financing activities primarily consisted of $58.4 million of proceeds received from the Tailwind Two Merger and the PIPE Investment, $42.2 million of proceeds received allocated to warrant and derivative instruments, $35.9 million of proceeds received allocated to the issuance of debt, and $14.8 million of proceeds received allocated to the issuance of common stock in relation to our financing transactions. These increases were partially offset by $41.7 million of payments of issuance costs related to our equity and debt transactions coupled with $27.1 million related to the repayment of long-term debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the “Critical Accounting Policies and Estimates” section of “Terran Orbital's Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There were no material changes to these policies and estimates during the three months ended March 31, 2023.

ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 “Organization and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further information about recent accounting pronouncements and adoptions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of present or historical fact included in this report, regarding Terran Orbital’s future financial performance, as well as Terran Orbital’s business strategy, future operations, financial position, estimated revenues, and losses, projected costs, earning outlooks, prospects, expectations, plans and objectives of management are forward-looking statements. When used in this report, the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “will,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on management’s current expectations, forecasts, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

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
•
delays and costs associated with our business initiatives, whether due to changes in demand, lack of funding, design changes, or other conditions or circumstances; and
•
the other risk factors disclosed in our filings with the SEC from time to time including our Annual Report on Form 10-K filed March 23, 2023 and our Post-effective Amendment No. 1 to Form S-1 on Form S-3 (File No. 333-264447), as amended, which was declared effective by the SEC on April 28, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as the material weaknesses in our internal control over financial reporting that were previously reported in the 2022 Annual Report continued to exist as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than changes related to the remediation of material weaknesses as described below.

We are actively working to remediate our previously identified material weaknesses. These remediation measures are ongoing and include (i) hiring additional accounting and IT personnel to bolster our technical reporting, transactional accounting, internal controls and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing formal controls over segregation of duties; (iii) designing and implementing a formal risk assessment process to identify and evaluate changes in our business and the impact on our internal controls; (iv) designing and implementing controls to formally assess complex accounting transactions and other technical accounting and financial reporting matters; (v) designing and implementing formal processes, accounting policies, procedures, and controls supporting our financial close process, including completion of business performance reviews, creating standard balance sheet reconciliation templates and journal entry controls; and (vi) designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over data backups, and controls over program development efforts. We implemented a new enterprise resource planning system beginning on January 1, 2023 in connection with our remediation efforts.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 "Commitments and Contingencies" to the condensed consolidated financial statements under the heading “Litigation and Other Legal Matters” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 23, 2023. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 28, 2021, by and among the Terran Orbital Corporation, Tailwind Two Acquisition Corp. and Titan Merger Sub, Inc.	8-K	2.1	10/28/2021
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	5/5/2023
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
10.1#†	Procurement Contract, dated February 21, 2023, by and between Tyvak Nano-Satellite Systems, Inc. and Rivada Space Networks GmbH.	10-K	10.37	3/23/2023
10.2*+	Employment Agreement, dated as of March 31, 2021, by and between Gary Hobart and Terran Orbital Corporation
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

TERRAN ORBITAL CORPORATION

Date: May 15, 2023	By:	/s/ Gary A. Hobart
Gary A. Hobart
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)