Form 10-Q
period 2023-06-30
Terran Orbital Corp
filed 2023-08-14
CIK 1835512

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 172,377,853 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$48,554	$93,561
Accounts receivable, net of allowance for credit losses of $191 and $764 as of June 30, 2023 and December 31, 2022, respectively	5,432	4,754
Contract assets, net	4,628	6,763
Inventory	28,153	24,133
Prepaid expenses and other current assets	12,376	9,710
Total current assets	99,143	138,921
Property, plant, and equipment, net	41,571	24,743
Other assets	18,249	18,990
Total assets	$158,963	$182,654
Liabilities and shareholders' deficit:
Current portion of long-term debt	$11,331	$7,739
Accounts payable	24,299	21,188
Contract liabilities	18,047	27,228
Reserve for anticipated losses on contracts	858	2,860
Accrued expenses and other current liabilities	15,690	11,721
Total current liabilities	70,225	70,736
Long-term debt	157,521	142,620
Warrant and derivative liabilities	37,919	39,950
Other liabilities	19,017	20,769
Total liabilities	284,682	274,075
Commitments and contingencies (Note 12)
Shareholders' deficit:
Preferred stock - authorized 50,000,000 shares of $0.0001 par value as of June 30, 2023 and December 31, 2022; zero issued and outstanding	-	-
Common stock - authorized 600,000,000 and 300,000,000 shares of $0.0001 par value as of June 30, 2023 and December 31, 2022, respectively; issued and outstanding shares of 165,189,534 and 142,503,771 as of June 30, 2023 and December 31, 2022, respectively	17	14
Additional paid-in capital	317,871	269,574
Accumulated deficit	(443,743)	(361,168)
Accumulated other comprehensive income	136	159
Total shareholders' deficit	(125,719)	(91,421)
Total liabilities and shareholders' deficit	$158,963	$182,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$32,232	$21,364	$60,430	$34,484
Cost of sales	31,430	25,038	61,027	40,991
Gross profit (loss)	802	(3,674)	(597)	(6,507)
Selling, general, and administrative expenses	28,732	29,370	61,262	59,587
Loss from operations	(27,930)	(33,044)	(61,859)	(66,094)
Interest expense, net	11,729	6,937	22,663	9,860
Loss on extinguishment of debt	-	-	-	23,141
Change in fair value of warrant and derivative liabilities	(11,486)	(8,177)	(2,031)	3,676
Other (income) expense	(26)	468	83	871
Loss before income taxes	(28,147)	(32,272)	(82,574)	(103,642)
(Benefit from) provision for income taxes	(17)	2	1	4
Net loss	(28,130)	(32,274)	(82,575)	(103,646)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(43)	142	(23)	189
Total comprehensive loss	$(28,173)	$(32,132)	$(82,598)	$(103,457)

Weighted-average shares outstanding
Basic and diluted	156,502,662	142,378,037	150,316,749	113,173,237

Net loss per share
Basic and diluted	$(0.18)	$(0.23)	$(0.55)	$(0.92)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

			Three Months Ended June 30, 2023
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of March 31, 2023	-	$-	144,680,223	$14	$280,095	$(415,613)	$179	$(135,325)
Net loss	-	-	-	-	-	(28,130)	-	(28,130)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(43)	(43)
Issuance of common stock, net of issuance costs	-	-	16,000,000	2	10,724	-	-	10,726
Issuance of warrants, net of issuance costs	-	-	-	-	23,398	-	-	23,398
Share-based compensation	-	-	-	-	3,589	-	-	3,589
Settlement of vested restricted stock units	-	-	484,886	-	-	-	-	-
Exercise of equity-classified warrants	-	-	3,965,000	1	-	-	-	1
Exercise of stock options	-	-	59,425	-	65	-	-	65
Balance as of June 30, 2023	-	$-	165,189,534	$17	$317,871	$(443,743)	$136	$(125,719)

			Three Months Ended June 30, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of March 31, 2022	-	$-	137,295,455	$14	$234,384	$(268,560)	$11	$(34,151)
Net loss	-	-	-	-	-	(32,274)	-	(32,274)
Other comprehensive income, net of tax	-	-	-	-	-	-	142	142
Share-based compensation	-	-	-	-	13,815	-	-	13,815
Settlement of vested restricted stock units	-	-	295,353	-	-	-	-	-
Other	-	-	-	-	(66)	-	-	(66)
Balance as of June 30, 2022	-	$-	137,590,808	$14	$248,133	$(300,834)	$153	$(52,534)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

			Six Months Ended June 30, 2023
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of December 31, 2022	-	$-	142,503,771	$14	$269,574	$(361,168)	$159	$(91,421)
Net loss	-	-	-	-	-	(82,575)	-	(82,575)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(23)	(23)
Issuance of common stock, net of issuance costs			16,000,000	2	10,724			10,726
Issuance of warrants, net of issuance costs	-	-	-	-	23,398	-	-	23,398
Share-based compensation	-	-	-	-	13,755	-	-	13,755
Settlement of vested restricted stock units	-	-	2,150,219	-	-	-	-	-
Exercise of equity-classified warrants	-	-	3,965,000	1	-	-	-	1
Exercise of stock options	-	-	570,544	-	420	-	-	420
Balance as of June 30, 2023	-	$-	165,189,534	$17	$317,871	$(443,743)	$136	$(125,719)

			Six Months Ended June 30, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of December 31, 2021	396,870	$8,000	2,849,414	$-	$97,745	$(197,066)	$(36)	$(99,357)
Retrospective application of reverse recapitalization	10,550,816	-	75,751,869	8	(8)	-	-	-
Balance as of December 31, 2021 - Recast	10,947,686	$8,000	78,601,283	$8	$97,737	$(197,066)	$(36)	$(99,357)
Adoption of accounting standard, net of tax	-	-	-	-	-	(122)	-	(122)
Net loss	-	-	-	-	-	(103,646)	-	(103,646)
Other comprehensive income, net of tax	-	-	-	-	-	-	189	189
Conversion of redeemable convertible preferred stock into common stock	(10,947,686)	(8,000)	10,947,686	1	7,999	-	-	8,000
Net settlement of liability-classified warrants into common stock	-	-	694,873	-	7,616	-	-	7,616
Net settlement of equity-classified warrants into common stock	-	-	22,343,698	2	(2)	-	-	-
Issuance of common stock in connection with the Tailwind Two Merger and PIPE Investment, net of issuance costs	-	-	16,114,695	2	6,926	-	-	6,928
Issuance of common stock in connection with financing transactions, net of issuance costs	-	-	4,325,000	1	40,733	-	-	40,734
Reclassification of liability-classified warrants and derivatives to equity-classified	-	-	-	-	11,007	-	-	11,007
Issuance of contingently issuable common stock	-	-	4,095,569	-	44,887	-	-	44,887
Share-based compensation	-	-	-	-	31,150	-	-	31,150
Settlement of vested restricted stock units	-	-	295,353	-	-	-	-	-
Exercise of stock options	-	-	172,651	-	146	-	-	146
Other	-	-	-	-	(66)	-	-	(66)
Balance as of June 30, 2022	-	$-	137,590,808	$14	$248,133	$(300,834)	$153	$(52,534)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(82,575)	$(103,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,708	1,701
Non-cash interest expense	14,716	4,934
Share-based compensation expense	13,755	31,150
Provision for losses on receivables and inventory	250	173
Loss on extinguishment of debt	-	23,141
Change in fair value of warrant and derivative liabilities	(2,031)	3,676
Amortization of operating right-of-use assets	576	693
Other non-cash, net	116	-
Changes in operating assets and liabilities:
Accounts receivable, net	(766)	(6,436)
Contract assets	2,218	(4,843)
Inventory	(3,808)	(4,696)
Accounts payable	1,078	9,514
Contract liabilities	(9,332)	16,188
Reserve for anticipated losses on contracts	(2,002)	489
Accrued interest	6	(2,330)
Other, net	658	(2,278)
Net cash used in operating activities	(64,433)	(32,570)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(12,372)	(9,363)
Net cash used in investing activities	(12,372)	(9,363)
Cash flows from financing activities:
Proceeds from long-term debt	886	35,942
Proceeds from warrants and derivatives	24,924	42,247
Proceeds from Tailwind Two Merger and PIPE Investment	-	58,424
Proceeds from issuance of common stock	12,195	14,791
Repayment of long-term debt	(3,836)	(29,049)
Payment of issuance costs	(2,864)	(45,303)
Proceeds from exercise of stock options	441	145
Net cash provided by financing activities	31,746	77,197

Effect of exchange rate fluctuations on cash and cash equivalents	52	(290)

Net (decrease) increase in cash and cash equivalents	(45,007)	34,974
Cash and cash equivalents at beginning of period	93,561	27,325
Cash and cash equivalents at end of period	$48,554	$62,299

Non-cash investing and financing activities:
Interest capitalized to property, plant, and equipment not yet paid	$-	$607
Purchases of property, plant, and equipment not yet paid	3,269	819
Depreciation and amortization capitalized to construction-in-process	-	130
Issuance costs not yet paid	394	3,078
Non-cash exchange and extinguishment of long-term debt	-	40,432
Conversion of redeemable convertible preferred stock into common stock	-	8,000
Net settlement of liability-classified warrants into common stock	-	7,616
Net settlement of equity-classified warrants into common stock	-	(2)
Non-cash issuance of common stock in connection with PIPE Investment	-	10,060
Non-cash issuance of common stock in connection with financing transactions	-	26,304
Reclassification of liability-classified warrants and derivatives to equity-classified	-	11,007
Issuance of contingently issuable common stock	-	44,887

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

As a result of the Tailwind Two Merger, all of Legacy Terran Orbital's issued and outstanding common stock was converted into shares of Terran Orbital Corporation's common stock using an exchange ratio of 27.585 shares of Terran Orbital Corporation's common stock per each share of Legacy Terran Orbital's common stock. In addition, Legacy Terran Orbital's convertible preferred stock and certain warrants were exercised and converted into shares of Legacy Terran Orbital's common stock immediately prior to the Tailwind Two Merger, and in turn, were converted into shares of Terran Orbital Corporation's common stock as a result of the Tailwind Two Merger. Further, in connection with the Tailwind Two Merger, Legacy Terran Orbital's share-based compensation plan and related share-based compensation awards were cancelled and exchanged or converted, as applicable, with a new share-based compensation plan and related share-based compensation awards of Terran Orbital Corporation. In connection with the Tailwind Two Merger, the Company entered into certain debt financing transactions that resulted in a loss on extinguishment of debt of $23.1 million during the six months ended June 30, 2022.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(in thousands)	June 30, 2023	December 31, 2022
Payroll-related accruals	$6,648	$5,671
Current operating lease liabilities	1,090	971
Accrued interest	2,112	2,107
Other current liabilities	5,840	2,972
Accrued expenses and other current liabilities	$15,690	$11,721

Research and Development

Research and development includes materials, labor, and overhead allocations attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Research and development expense was $5.2 million and $4.3 million during the three months ended June 30, 2023 and 2022, respectively, and $12.7 million and $6.2 million during the six months ended June 30, 2023 and 2022, respectively.

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

A small number of customers and contracts historically have represented a significant portion of the Company's consolidated revenue. Lockheed Martin Corporation (“Lockheed Martin”) represented approximately 84% and 70% of consolidated revenue during the three months ended June 30, 2023 and 2022, respectively, and 79% and 73% during the six months ended June 30, 2023 and 2022, respectively. There were no other individual customers who accounted for more than 10% of the Company’s revenue during the periods presented.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below presents individual customers who accounted for more than 10% of the Company’s combined accounts receivable, net of allowance for credit losses, and contract assets, net of allowance for credit losses, as of the dates presented:

	June 30, 2023	December 31, 2022
Customer A	35%	42%
Customer B	0%	12%
Customer C	13%	11%
Customer D	19%	3%
Customer E	11%	3%
Total	78%	71%

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

Estimate-at-Completion (“EAC”)

The recognition of revenue over time using the cost-to-cost input method is dependent on the Company’s cost estimate-at-completion (“EAC”), which is subject to many variables and requires significant judgment. EAC represents the total estimated cost-at-completion and is comprised of direct material, direct labor and manufacturing overhead applicable to a performance obligation. There is a company-wide standard and periodic EAC process in which the Company reviews the progress and execution of outstanding performance obligations. As part of this process, the Company reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include the Company’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. The Company must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Mission support	$31,546	$19,621	$58,136	$32,391
Launch support	(59)	560	1,028	596
Operations	175	541	369	733
Studies, design and other	570	642	897	764
Revenue	$32,232	$21,364	$60,430	$34,484

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
U.S. Government contracts
Fixed price	$25,924	$12,176	$47,476	$20,668
Cost-plus fee and other	1,675	2,816	3,363	5,088
	27,599	14,992	50,839	25,756

Foreign government contracts
Fixed price	1,601	1,055	3,079	1,611

Commercial contracts
Fixed price, U.S.	759	4,427	2,035	6,077
Fixed price, International	1,048	890	3,202	1,040
Cost-plus fee and other, U.S.	1	-	51	-
Cost-plus fee and other, International	1,224	-	1,224	-
	3,032	5,317	6,512	7,117

Revenue	$32,232	$21,364	$60,430	$34,484

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

During February 2023, the Company entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether the Company ultimately recognizes revenue and profit on this contract is subject to a number of uncertainties including, among other things, its ability to successfully perform its obligations, increase its manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement was not material for the three and six months ended June 30, 2023.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2023, the Company had approximately $2.6 billion of remaining performance obligations, of which $2.4 billion is related to the Rivada Agreement. The Company estimates that approximately 80% of the remaining performance obligations will be recognized as revenue by December 31, 2025 and the remainder by December 31, 2027.

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

Contract assets from products and services for which the U.S. Government is the ultimate customer was $1.9 million and $5.3 million as of June 30, 2023 and December 31, 2022, respectively.

The following is a summary of contract assets, net, recognized in the condensed consolidated balance sheets as of the dates presented:

(in thousands)	June 30, 2023	December 31, 2022
Contract assets, gross	$4,676	$6,840
Allowance for credit losses	(48)	(77)
Contract assets, net	$4,628	$6,763

As of June 30, 2023 and December 31, 2022, all contract assets were classified as current assets.

There were no material impairments of contract assets during the three or six months ended June 30, 2023 or 2022.

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

As of June 30, 2023 and December 31, 2022, substantially all contract liabilities were classified as current liabilities.

During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $25.9 million and $15.4 million, respectively, that was previously included in the beginning balance of contract liabilities.

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

Accounts receivable from products and services for which the U.S. Government is the ultimate customer was $3.1 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Beginning balance	$764	$945
Adoption of CECL	-	39
Provision for credit losses	127	2
Write-offs	(700)	(329)
Ending balance	$191	$657

Reserve for Anticipated Losses on Contracts

When the estimated cost-at-completion exceeds the estimated revenue to be earned for a performance obligation, the Company records a reserve for the anticipated losses in the period the loss is determined. The reserve for anticipated losses on contracts is presented as a current liability in the condensed consolidated balance sheets and as a component of cost of sales in the condensed consolidated statements of operations and comprehensive loss in accordance with Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.

The Company recorded decreases in cost of sales related to the reserve for anticipated losses on contracts of $0.3 million and $2.0 million during the three and six months ended June 30, 2023, respectively, and increases in cost of sales of $0.4 million and $0.5 million during the three and six months ended June 30, 2022, respectively.

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

The components of inventory as of the dates presented were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$20,520	$19,194
Work-in-process	7,633	4,939
Total inventory	$28,153	$24,133

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

Depreciation expense was $1.8 million and $0.9 million during the three months ended June 30, 2023 and 2022, respectively, and $2.7 million and $1.7 million during the six months ended June 30, 2023 and 2022, respectively. Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation, and net carrying amount of property, plant, and equipment, net as of the dates presented were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Machinery and equipment	$20,782	$13,066
Satellites	2,209	2,209
Ground station equipment	2,020	1,944
Office equipment and furniture	3,762	2,958
Software	899	240
Leasehold improvements	10,658	9,734
Construction-in-process	19,193	9,467
Property, plant, and equipment, gross	59,523	39,618
Accumulated depreciation	(17,952)	(14,875)
Property, plant, and equipment, net	$41,571	$24,743

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

There were no impairments of property, plant, and equipment during the three and six months ended June 30, 2023 and 2022.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5 Debt

Long-term debt (including accrued interest to be paid-in-kind) as of the presented periods was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2023	December 31, 2022
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000	25,000
Beach Point Rollover Debt	March 2021	April 2026	11.25%	Quarterly	32,056	31,741
Convertible Notes due 2027	October 2022	October 2027	10.00%	Quarterly	106,799	101,699
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	20,625	22,500
Equipment financings(1)					1,637	859
Finance leases(2)					5,285	411
Unamortized deferred issuance costs					(2,893)	(3,073)
Unamortized discount on debt					(139,680)	(148,801)
Total debt					168,852	150,359
Current portion of long-term debt					11,331	7,739
Long-term debt					$157,521	$142,620

(1) - Consists of equipment financing debt agreements, primarily entered into during 2023, with maturities through August 2028, annual interest rates ranging from 6.25% to 20.05%, and requiring monthly payments of interest and principal.

(2) - Refer to Note 14 “Leases” for further discussion.

There were no significant changes in the Company’s long-term debt, except for the commencement of certain machinery and equipment finance leases, during the six months ended June 30, 2023. In July 2023, the Company paid $1.875 million related to the PIPE Investment Obligation, which was outstanding as of June 30, 2023.

Note 6 Warrants and Derivatives

The Company’s warrants and derivatives consist of freestanding financial instruments and embedded derivatives requiring bifurcation issued in connection with the Company’s debt and equity financing transactions. The Company does not have any derivatives designated as hedging instruments.

The Company evaluates whether each warrant or derivative represents a liability-classified financial instrument within the scope of ASC 480, Distinguishing Liabilities from Equity, or either a liability-classified or equity-classified financial instrument within the scope of ASC 815, Derivatives and Hedging.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants and derivatives recorded in warrant and derivative liabilities on the condensed consolidated balance sheets as of the presented periods were as follows:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of June 30, 2023	Issuance	Maturity	Exercise/Conversion Price	June 30, 2023	December 31, 2022
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$3,076	$1,922
Private Placement Warrants	78,000	March 2021	March 2027	11.50	12	8
FP Combination Warrants	8,291,704	March 2022	March 2027	10.00	20,066	18,573
2027 Warrants	17,253,279	October 2022	October 2027	2.898	11,876	13,707
Conversion Option Derivative	36,852,685	October 2022	October 2027	2.898	2,889	5,740
Warrant and derivative liabilities	81,697,628				$37,919	$39,950

There were no significant changes in the Company’s liability-classified warrants and derivatives during the six months ended June 30, 2023, except for changes in fair value.

The changes in liability-classified warrants and derivatives during the six months ended June 30, 2022 were predominately related to the Tailwind Two Merger and were as follows:

(in thousands)	Current Warrant and Derivative Liabilities	Warrant and Derivative Liabilities	Total
Balance as of December 31, 2021	$68,518	$5,631	$74,149
Initial recognition from Tailwind Two Merger	-	13,124	13,124
Change in fair value of warrant and derivative liabilities	13,342	(9,666)	3,676
Reclassification of current warrant and derivative liabilities to warrant and derivative liabilities	(25,966)	25,966	-
Reclassification of liability-classified warrants and derivatives to equity-classified	(11,007)	-	(11,007)
Net settlement of liability-classified warrants into common stock	-	(7,616)	(7,616)
Issuance of contingently issuable shares	(44,887)	-	(44,887)
Balance as of June 30, 2022	$-	$27,439	$27,439

Equity-classified Warrants and Derivatives

As of June 30, 2023, the Company’s equity-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise Price
Combination Warrants	2,763,902	March 2022	March 2027	$10.00
Pre-Funded Warrants	9,035,000	May 2023	N/A	0.0001
RDO Warrants	29,000,000	May 2023	November 2028	1.43
Placement Agent Warrants	2,030,000	May 2023	May 2028	1.60
Total equity-classified warrants and derivatives	42,828,902

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

There were no significant changes to the Company’s equity-classified warrants and derivatives during the six months ended June 30, 2023, except as discussed below.

Registered Direct Offering

On May 30, 2023, the Company completed a registered direct offering (the “Registered Direct Offering”) with an institutional investor in which the Company received proceeds of $37.1 million for the sale and issuance of (i) 16 million shares of the Company’s common stock, (ii) 13 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001 (the “Pre-Funded Warrants”), and (iii) 29 million warrants to purchase shares of the Company’s common stock at an exercise price of $1.43 (the “RDO Warrants”). In connection with the Registered Direct Offering, the Company incurred third-party issuance costs of $4.5 million, inclusive of the $1.5 million fair value recognized associated with 2 million warrants issued to purchase shares of the Company’s common stock at an exercise price of $1.60 (the “Placement Agent Warrants”). The Company allocated the $37.1 million proceeds received and the $4.5 million of third-party issuance costs between the issued common stock, the Pre-Funded Warrants, and the RDO Warrants based on relative fair value. Accordingly, the Company allocated proceeds of $12.2 million and issuance costs of $1.5 million to common stock and proceeds of $24.9 million and issuance costs of $3.0 million to equity-classified warrants and derivatives. The proceeds and issuance costs were recognized as additional paid-in capital in the condensed consolidated balance sheets and as financing cash flows in the condensed consolidated statements of cash flows.

The fair values of the common stock and Pre-Funded Warrants were estimated based on the market price of the Company’s common stock while the fair values of the RDO Warrants and Placement Agent Warrants were estimated using the Black-Scholes option-pricing model. Refer to Note 7 “Fair Value of Financial Instruments” for further discussion.

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

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$163,567	$276,166	$149,948	$257,810

As of June 30, 2023 and December 31, 2022, the fair value of the Company's long-term debt, except as otherwise described, was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value related to Convertible Notes due 2027 was exclusive of the conversion

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

option and estimated as described above. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

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

Registered Direct Offering

In connection with the Registered Direct Offering, the Company issued 16 million shares of common stock with allocated proceeds of $12.2 million and allocated issuance costs of $1.5 million.

Tailwind Two Merger

During the six months ended June 30, 2022, the Company issued 11 million shares of common stock in exchange for the net assets of Tailwind Two, which were recognized at historical cost, in connection with the Tailwind Two Merger and issued 5.1 million shares of common stock in connection with the PIPE Investment. The Tailwind Two Merger and PIPE Investment resulted in allocated cash proceeds of $58.4 million with aggregate allocated third-party issuance costs of $48.4 million and the assumption of the Public Warrants and Private Placement Warrants with an aggregate fair value of $13.1 million. In addition, the Company issued 4.3 million shares of common stock as consideration for certain financing transactions in connection with the Tailwind Two Merger.

Committed Equity Facility

On July 5, 2022, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with an institutional investor giving the Company the right, but not the obligation, to sell to the investor over a 24-month period up to the lesser of (i) $100 million of newly issued shares of our common stock and (ii) 27,500,000 shares of the Company’s common stock. The price per share of common stock sold is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that the Company will receive under the Committed Equity Facility will depend on the frequency and prices at which the Company sells common stock.

As part of the Registered Direct Offering, the Company is restricted from selling common stock under the Committed Equity Facility for a period of twelve months.

As of June 30, 2023 and December 31, 2022, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock.

Preferred Stock

Subsequent to the Tailwind Two Merger, the Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2023 or December 31, 2022.

As part of the Tailwind Two Merger, all of the convertible preferred stock of Legacy Terran Orbital was converted into approximately 10.9 million shares of Terran Orbital Corporation’s common stock. As a result of the conversion, the Company reclassified the amount of convertible preferred stock to additional paid-in capital.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 9 Share-Based Compensation

Share-based compensation expense totaled $3.6 million and $13.8 million during the three months ended June 30, 2023 and 2022, respectively, and $13.8 million and $31.2 million during the six months ended June 30, 2023, and 2022, respectively. Prior to the closing of the Tailwind Two Merger, all of the Company's outstanding restricted stock units (“RSUs”) included a performance condition that required a liquidity event to occur in order to vest. Accordingly, the Company previously did not recognize share-based compensation expense associated with the RSUs as their performance condition was not probable of being met until such an event occurred. Upon closing of the Tailwind Two Merger in March 2022, the Company recorded a cumulative catch-up of approximately $17.2 million to begin recognition of share-based compensation expense associated with these RSUs as the performance condition was met, of which $2.1 million was recorded to cost of sales and $15.1 million was recorded to selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss based on the classification of each employee's compensation expense.

During the six months ended June 30, 2023, the Company granted approximately 2.5 million RSUs with a weighted average grant date fair value of $1.77 per unit based on the public market price of the Company’s common stock as of the date of grant. These RSUs will primarily vest over a four-year period.

During July 2023, the Company granted approximately 6.1 million RSUs that will vest over a four-year period.

Note 10 Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Equity-classified warrants that are exercisable for nominal consideration are included in basic weighted-average shares outstanding at the time of issuance.

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

The RDO Warrants meet the definition of a participating security because they are entitled to participate in distributions by the Company while in the form of a warrant; however, the RDO Warrants are not required to share in the net losses of the Company. Accordingly, the participating securities do not have an impact on basic net loss per share in periods of net loss and with no distributions.

For purposes of the diluted net loss per share computation, all potentially dilutive securities were excluded because their (i) effect would be anti-dilutive, (ii) exercise price was “out-of-the-money,” or (iii) contingent issuance conditions were unsatisfied. As a result, diluted net loss per share was equal to basic net loss per share for each period presented.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of June 30,
(in shares of common stock)	2023	2022
Stock options	1,088,704	1,915,529
Restricted stock units	18,215,964	15,013,114
FP Combination Warrants	8,291,704	8,291,704
Combination Warrants	2,763,902	2,763,902
Public Warrants	19,221,960	11,499,960
Private Placement Warrants	78,000	7,800,000
2027 Warrants	17,253,279	—
RDO Warrants	29,000,000	—
Placement Agent Warrants	2,030,000	—
PIPE Investment Obligation	13,750,000	4,912,664
Conversion Option Derivative	36,852,685	—

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share and share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(28,130)	$(32,274)	$(82,575)	$(103,646)
Denominator:
Weighted-average shares outstanding - basic and diluted	156,502,662	142,378,037	150,316,749	113,173,237
Net loss per share - basic and diluted	$(0.18)	$(0.23)	$(0.55)	$(0.92)

Note 11 Income Taxes

Benefit from income taxes for the three months ended June 30, 2023 was $17 thousand, resulting in an effective tax rate for the period of 0.1%. The Company had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the benefit from income taxes was primarily related to immaterial return-to-provision adjustments related to the Company’s foreign subsidiary.

Provision for income taxes for the three months ended June 30, 2022 was $2 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized.

Provision for income taxes for the six months ended June 30, 2023 was $1 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized.

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

Class Action

In February 2023, a putative class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), Case No. 1:23-cv-01394. The litigation was instituted by Jeffrey Mullen on behalf of himself and all others similarly situated. In July 2023, an amended complaint was filed by Jeffrey Mullen, Robert Irwin, Justin Carnahan and Thomas Bennett, each on behalf of himself and all others similarly situated, naming the Company, its Chief Executive Officer, and the members of Legacy Terran Orbital’s Board of Directors as defendants. The amended class action complaint (as amended, the “Complaint”) asserts claims for violations of Section 11(A) of the Securities Exchange Act of 1933 and Section 158 of the Delaware General Corporation Law, and breach of fiduciary duties, resulting from the Company’s alleged failure to timely transfer shares of common stock to current and former employee shareholders after the consummation of the Tailwind Two Merger and alleges materially false and misleading statements made in the Company’s Form S-4 Registration Statement and Proxy Prospectus primarily relating to the process for exchanging shares in connection with the Tailwind Two Merger. The Complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously.

Commercial Agreements

In connection with the Tailwind Two Merger, the Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of a PIPE investor, which became effective upon the closing of the Tailwind Two Merger. As of June 30, 2023, approximately $13.3 million of the purchase obligations remained outstanding under these commercial agreements.

In 2022, the Company entered into a purchase obligation of $22.4 million for the procurement of components related to a customer program. As of June 30, 2023, approximately $9.0 million of the purchase obligation remained outstanding.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

or any other extraordinary transaction involving the Company, with any other person regarding any of the foregoing, without giving prior notice to Lockheed Martin and to include Lockheed Martin in any such sale process, in each case, subject to the fiduciary duties of the board of directors and management of the Company.

Revenue

The Company recognized revenue from Lockheed Martin of $26.9 million and $14.9 million during the three months ended June 30, 2023 and 2022, respectively, and $47.5 million and $25.0 million during the six months ended June 30, 2023 and 2022, respectively. In addition, the Company had accounts receivable due from Lockheed Martin of $2.1 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively, and contract assets from contracts with Lockheed Martin of $1.4 million and $4.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company had contract liabilities from contracts with Lockheed Martin of $11.0 million and $22.5 million as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, programs associated with Lockheed Martin represented approximately 4% and 81% of the Company's remaining performance obligations, respectively.

Expenses

During the three and six months ended June 30, 2023, the Company incurred approximately $0.6 million and $3.7 million of expenses in connection with engineering and research and development support provided by Lockheed Martin, respectively.

GeoOptics, Inc.

The Company owns a non-controlling equity interest in GeoOptics, Inc. (“GeoOptics”), a privately held company engaged in the acquisition and sale of Earth observation data and a purchaser of products and services from the Company. Additionally, one of the Company’s executive officers serves as a member of the GeoOptics board of directors. As of June 30, 2023 and December 31, 2022, the Company’s $1.7 million investment in GeoOptics represented less than a 3% ownership interest and was fully impaired.

The Company recognized revenue from GeoOptics of $0.9 million and $1.4 million during the three and six months ended June 30, 2022, respectively. The Company did not recognize any revenue from GeoOptics during the three and six months ended June 30, 2023.

Transactions with Chairman and CEO

The Company leases office space in a building beneficially owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $61 thousand and $59 thousand during the three months ended June 30, 2023 and 2022, respectively, and $119 thousand and $116 thousand during the six months ended June 30, 2023 and 2022, respectively.

PIPE Investment Obligation

An affiliate of a director and shareholder of the Company invested $30 million as part of the PIPE Investment in connection with the Tailwind Two Merger (the “Insider PIPE Investment”) in March 2022. The subscription agreement for the Insider PIPE Investment included a provision that obligates the Company to pay the affiliate a quarterly fee of $1.875 million for sixteen quarters beginning with the period ending March 31, 2022 (the “PIPE Investment Obligation”). The first four quarterly payments were to be paid in cash and the remaining payments are to be paid, at the Company's option, in cash or common stock of the Company, subject to subordination to and compliance with the Company's debt facilities and other contractual arrangements.

The Insider PIPE Investment resulted in proceeds received of $30 million, of which $13 million was allocated to proceeds from debt and $17 million was allocated to proceeds from the PIPE Investment in the condensed consolidated statements of cash flows based on relative fair value. Refer to Note 5 “Debt” for further discussion.

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

The following table presents the amounts reported in the Company’s condensed consolidated balance sheets related to operating and finance leases as of the dates presented:

(in thousands)	Classification	June 30, 2023	December 31, 2022
Right-of-use assets:
Operating	Other assets	$12,473	$12,736
Finance	Property, plant, and equipment, net	6,338	420
Total right-of-use assets		$18,811	$13,156

Lease liabilities
Operating	Accrued expenses and other current liabilities	$1,090	$971
Finance	Current portion of long-term debt	1,646	90
Operating	Other liabilities	18,698	19,426
Finance	Long-term debt	3,639	321
Total lease liabilities		$25,073	$20,808

The following is a summary of the Company’s lease cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (in thousands)	2023	2022	2023	2022
Operating lease cost	$1,782	$1,847	$3,549	$3,110
Finance lease cost
Amortization of right-of-use assets	235	3	266	7
Interest on lease liabilities	58	2	66	4
Variable lease costs	171	334	438	474
Total lease cost	$2,246	$2,186	$4,319	$3,595

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the periods presented:

	Six Months Ended June 30,
Other information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,897	$1,399
Operating cash flows from finance leases	66	4
Financing cash flows from finance leases	197	7
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	159	10,541
Finance leases	5,071	-

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Lease payments prior to commencement are classified in the condensed consolidated statements of cash flows based on the expected classification of the lease upon commencement and are excluded from the table above. During the six months ended June 30, 2023, lease payments prior to the commencement of finance leases totaled $1.7 million.

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

Public Company Costs

As a result of the Tailwind Two Merger, we have incurred and will continue to incur additional legal, accounting, board compensation, and other expenses that we did not previously incur as a privately-owned company. These increases in costs include compliance with the Sarbanes-Oxley Act of 2002 as well as other corporate governance rules implemented by the SEC and the NYSE. Our financial statements for the periods following the Tailwind Two Merger reflect, and will continue to reflect, the impact of these incremental expenses.

Rivada Agreement

During February 2023, we entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of approximately $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether we ultimately recognize revenue and profit on this contract is subject to a number of uncertainties including, among other things, our ability to successfully perform our obligations, increase our manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement was not material for the three and six months ended June 30, 2023.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to June 30, 2022

The following table presents our consolidated results of operations for the periods presented:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change
Revenue	$32,232	$21,364	$10,868
Cost of sales	31,430	25,038	6,392
Gross profit (loss)	802	(3,674)	4,476
Selling, general, and administrative expenses	28,732	29,370	(638)
Loss from operations	(27,930)	(33,044)	5,114
Interest expense, net	11,729	6,937	4,792
Change in fair value of warrant and derivative liabilities	(11,486)	(8,177)	(3,309)
Other (income) expense	(26)	468	(494)
Loss before income taxes	(28,147)	(32,272)	4,125
(Benefit from) provision for income taxes	(17)	2	(19)
Net loss	$(28,130)	$(32,274)	$4,144

Revenue

The increase in revenue was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the three months ended June 30, 2023 and 2022, our EAC adjustments on our firm fixed price contracts resulted in an estimated negative impact to revenue of $1.2 million and $1.3 million, respectively. While we believe our estimates as of June 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The increase in cost of sales was primarily due to the following:

•
an increase of $10.8 million in labor, materials, third-party services, overhead (exclusive of allocated share-based compensation and depreciation), launch costs, and other direct costs incurred in satisfying our customer contracts; and
•
an increase of $0.7 million in depreciation and amortization as a result of increased production levels.

These increases were partially offset by the following:

•
a decrease of $4.5 million in share-based compensation expense as certain awards granted in connection with the Tailwind Two Merger became fully expensed during the first quarter of 2023; and
•
a decrease of $0.7 million related to reserves for anticipated losses on contracts as we recorded a $0.3 million decrease in reserves during 2023 compared to a $0.4 million increase in reserves during 2022.

During the three months ended June 30, 2023 and 2022, our EAC adjustments on our firm fixed price contracts resulted in an estimated negative impact to cost of sales of $1.3 million and $2.5 million, respectively. While we believe our estimates as of June 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses was primarily due to the following:

•
a decrease of $5.8 million in share-based compensation expense as certain awards granted in connection with the Tailwind Two Merger became fully expensed during the first quarter of 2023;
•
a decrease of $2.8 million in accounting, legal, and other professional fees; and
•
a decrease of $0.5 million in business insurance expense as a result of a decrease in premiums.

These decreases were partially offset by the following:

•
an increase of $4.4 million in labor and benefits, net of allocated overhead, due to the increase in headcount as part of our growth initiatives;
•
an increase of $1.9 million in research and development activities, exclusive of allocated share-based compensation and depreciation, related to the development of new modules and payloads;
•
an increase of $0.9 million in sales and marketing and other corporate travel;
•
an increase of $0.5 million in technology costs, net of allocated overhead, due to an increase in overall headcount and solutions utilized; and
•
an increase of $0.3 million in facilities expense, net of allocated overhead.

Interest Expense, net

The increase in interest expense, net was due to (i) an increase in contractual interest of $2.6 million as a result of higher debt balances due to our financing transactions during 2022, (ii) an increase in amortization related to discount on debt of $1.6 million due to our financing transactions during 2022, and (iii) a decrease in capitalized interest of $0.6 million as we are no longer developing our Earth observation constellation.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the three months ended June 30, 2023, the gain on change in fair value was primarily due to a decrease in the market price of our common stock and warrants, which drove the decrease in the fair value of our warrants and derivatives during the period.

During the three months ended June 30, 2022, the gain on change in fair value was primarily due to a decrease in the market price of our common stock and warrants, which drove the decrease in the fair value of our warrants and derivatives during the period.

(Benefit from) Provision for Income Taxes

Benefit from income taxes for the three months ended June 30, 2023 was $17 thousand, resulting in an effective tax rate for the period of 0.1%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the benefit from income taxes was primarily related to immaterial return-to-provision adjustments related to our foreign subsidiary.

Provision for income taxes for the three months ended June 30, 2022 was $2 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized.

Six Months Ended June 30, 2023 Compared to June 30, 2022

The following table presents our consolidated results of operations for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change
Revenue	$60,430	$34,484	$25,946
Cost of sales	61,027	40,991	20,036
Gross loss	(597)	(6,507)	5,910
Selling, general, and administrative expenses	61,262	59,587	1,675
Loss from operations	(61,859)	(66,094)	4,235
Interest expense, net	22,663	9,860	12,803
Loss on extinguishment of debt	-	23,141	(23,141)
Change in fair value of warrant and derivative liabilities	(2,031)	3,676	(5,707)
Other expense	83	871	(788)
Loss before income taxes	(82,574)	(103,642)	21,068
Provision for income taxes	1	4	(3)
Net loss	$(82,575)	$(103,646)	$21,071

Revenue

The increase in revenue was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the six months ended June 30, 2023 and 2022, our EAC adjustments on our firm fixed price contracts resulted in an estimated negative impact to revenue of $0.5 million and $4.2 million, respectively. While we believe our estimates as of June 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The increase in cost of sales was primarily due to the following:

•
an increase of $25.2 million in labor, materials, third-party services, overhead (exclusive of allocated share-based compensation and depreciation), launch costs, and other direct costs incurred in satisfying our customer contracts; and
•
an increase of $0.7 million in depreciation and amortization as a result of increased production levels.

These increases were partially offset by the following:

•
a decrease of $3.3 million in share-based compensation expense primarily due to a $2.1 million non-recurring cumulative impact recognized during the first quarter of 2022 due to the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards as well as certain awards granted in connection with the Tailwind Two Merger became fully expensed during the first quarter of 2023; and
•
a decrease of $2.5 million related to reserves for anticipated losses on contracts as we recorded a $2.0 million decrease in reserves during 2023 primarily due to the termination of an unfavorable contract compared to a $0.5 million increase in reserves during 2022.

During the six months ended June 30, 2023 and 2022, our EAC adjustments on our firm fixed price contracts resulted in an estimated negative impact to cost of sales of $0.5 million and $3.7 million, respectively. While we believe our estimates as of June 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase of $7.1 million in labor and benefits, net of allocated overhead, due to the increase in headcount as part of our growth initiatives;
•
an increase of $6.9 million in research and development activities, exclusive of allocated share-based compensation and depreciation, related to the development of new modules and payloads;
•
an increase of $1.7 million in technology costs, net of allocated overhead, due to an increase in overall headcount and solutions utilized;
•
an increase of $1.2 million in sales and marketing and other corporate travel;
•
an increase of $0.8 million in facilities expense, net of allocated overhead; and
•
an increase of $0.7 million in insurance expense primarily as a result of becoming a public company in March 2022.

These increases were partially offset by the following:

•
a decrease of $14.1 million in share-based compensation expense primarily due to a $15.1 million non-recurring cumulative impact recognized during the first quarter of 2022 due to the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards as well as certain awards granted in connection with the Tailwind Two Merger became fully expensed during the first quarter of 2023, partially offset by an increase due to higher headcount; and
•
a decrease of $3.7 million in accounting, legal, and other professional fees.

Interest Expense, net

The increase in interest expense, net was due to (i) an increase in contractual interest of $6.4 million as a result of higher debt balances due to our financing transactions during 2022, (ii) an increase in amortization related to discount on debt of $5.4 million due to our financing transactions during 2022, and (iii) a decrease in capitalized interest of $1.1 million as we are no longer developing our Earth observation constellation.

Loss on Extinguishment of Debt

During the six months ended June 30, 2022, loss on extinguishment of debt totaled $23 million and related to the refinancing and extinguishment of our debt obligations in connection with the Tailwind Two Merger. There was no loss on extinguishment of debt during the six months ended June 30, 2023.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the six months ended June 30, 2023, the gain on change in fair value was primarily due to a decrease in the market price of our common stock, which drove the decrease in the fair value of certain warrants and derivatives during the period, partially offset by an increase in the market price of our warrants, which drove the increase in the fair value of certain warrants and derivatives during the period.

During the six months ended June 30, 2022, the loss on change in fair value was primarily due to an increase in fair value of $17.0 million related to warrants and derivatives that were ultimately settled as part of the Tailwind Two Merger, partially offset by a decrease in fair value subsequent to the Tailwind Two Merger due to a decrease in the market price of our common stock and warrants.

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2023 was $1 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change
Gross profit (loss)	$802	$(3,674)	$4,476
Share-based compensation expense	778	5,229	(4,451)
Depreciation and amortization	1,232	530	702
Adjusted gross profit	$2,812	$2,085	$727

The increase in Adjusted Gross Profit was primarily due to improvements in our EAC adjustments on our firm fixed price contracts, which had an estimated negative impact to Adjusted Gross Profit of $2.5 and $3.8 million during the three months ended June 30, 2023 and 2022, respectively. While we believe our estimates as of June 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change
Gross loss	$(597)	$(6,507)	$5,910
Share-based compensation expense	4,023	7,342	(3,319)
Depreciation and amortization	1,698	1,043	655
Adjusted gross profit	$5,124	$1,878	$3,246

The increase in Adjusted Gross Profit was primarily due to improvements in our EAC adjustments on our firm fixed price contracts, which had an estimated negative impact to Adjusted Gross Profit of $1.0 million and $7.9 million during the six months ended June 30, 2023 and 2022, respectively. While we believe our estimates as of June 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022	$ Change
Net loss	$(28,130)	$(32,274)	$4,144
Interest expense, net	11,729	6,937	4,792
(Benefit from) provision for income taxes	(17)	2	(19)
Depreciation and amortization	1,789	855	934
Share-based compensation expense	3,589	13,815	(10,226)
Change in fair value of warrant and derivative liabilities	(11,486)	(8,177)	(3,309)
Other, net(a)	1,172	4,066	(2,894)
Adjusted EBITDA	$(21,354)	$(14,776)	$(6,578)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company and financing transactions are included herein.

The decrease in Adjusted EBITDA was primarily due to an increase in selling, general, and administrative expenses as a result of our growth initiatives, partially offset by an increase in Adjusted Gross Profit. Refer to the discussions above under “Results of Operations” for further details.

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change
Net loss	$(82,575)	$(103,646)	$21,071
Interest expense, net	22,663	9,860	12,803
Provision for income taxes	1	4	(3)
Depreciation and amortization	2,708	1,701	1,007
Share-based compensation expense	13,755	31,150	(17,395)
Loss on extinguishment of debt	-	23,141	(23,141)
Change in fair value of warrant and derivative liabilities	(2,031)	3,676	(5,707)
Other, net(a)	1,573	4,621	(3,048)
Adjusted EBITDA	$(43,906)	$(29,493)	$(14,413)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company and financing transactions are included herein.

The decrease in Adjusted EBITDA was primarily due to an increase in selling, general, and administrative expenses as a result of our growth initiatives, partially offset by an increase in Adjusted Gross Profit. Refer to the discussions above under “Results of Operations” for further details.

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

Our backlog totaled $2.6 billion and $170.8 million as of June 30, 2023 and December 31, 2022, respectively. The increase in backlog was primarily due to the Rivada Agreement. The increase in backlog was partially offset by revenue recognized and terminations that occurred during the period.

As of June 30, 2023, programs associated with Lockheed Martin represented approximately 4% of our backlog.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically funded our operations primarily through the issuance of debt and equity securities. Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to meet operational needs, (iii) upgrade of information technology, (iv) research and development initiatives, and (v) continued buildout of corporate functions and public company compliance requirements, inclusive of accounting and legal fees. Our long-term liquidity requirements include initiatives related to (i) design and development of payload solutions, (ii) expansion of advanced manufacturing and assembly facilities and capabilities, and (iii) development of new satellite components, infrastructure, and software. The timing and amount of spend on these initiatives may be materially delayed, reduced, and cancelled as a result of the level of our financial resources and available financing opportunities. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred as a result of the Tailwind Two Merger. Our sources of liquidity include cash generated from operations, potential proceeds from the exercise of warrants, and potential proceeds from the issuance of debt and/or equity securities, inclusive of sales of common stock through our Committed Equity Facility (as defined below and subject to restrictions noted below).

Certain warrants issued to affiliates of Francisco Partners provide the right to require us to exchange such warrants (in full but not in part) for $25 million in cash on March 25, 2025. If such warrant holders exercise their exchange right on March 25, 2025, then it will require us to make a $25 million cash payment, which would reduce the amount of cash available at such time to fund our operations and execute our business plan, and the amount of such future cash payment could have a material adverse effect on our financial position and cash flows at such time. Further, in the event such warrant holders exercise their right and we are unable to make the cash redemption payment on March 25, 2025, such failure for us to pay would constitute an event of default under our outstanding debt instruments, which, if not cured or waived could result in the acceleration of all outstanding indebtedness under such debt instruments. Other than such warrants, no investors have the unconditional right to sell back shares or other securities to us or have any forward purchase agreements with us.

There can be no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants, and the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of August 11, 2023, the market price of our common stock is less than the exercise price for all warrants, exclusive of warrants exercisable for a nominal price. We believe that based on the current trading prices of our common stock it is uncertain whether we will receive cash proceeds from the exercise of warrants in the next twelve months, exclusive of warrants exercisable for a nominal price. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants outstanding as of June 30, 2023 for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $427.2 million.

As of June 30, 2023, we had $48.6 million of cash and cash equivalents, which included $2.3 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, the earnings of our foreign subsidiary are essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

We rely on the timely execution of programs and collections from customers to provide liquidity and fund our business plan. The failure to execute on programs and collect from customers would negatively impact our liquidity and increase our capital raising needs. In order to proceed with our strategic business plan, we may need to raise additional funds through the issuance of additional debt, equity, or other commercial arrangements, which may not be available to us when needed or on terms that we deem to be favorable. To the extent we raise additional capital through the sale of equity or convertible securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of our strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms. Furthermore, our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to future general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions, or other events may cause us to seek equity and/or debt financing in future periods.

Long-term Debt

As of June 30, 2023, long-term debt was comprised of the following (including accrued interest paid-in-kind):

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2023
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000
Beach Point Rollover Debt(1)	March 2021	April 2026	11.25%	Quarterly	32,056
Convertible Notes due 2027(2)	October 2022	October 2027	10.00%	Quarterly	106,799
PIPE Investment Obligation(3)	March 2022	December 2025	N/A	N/A	20,625
Equipment Financings(4)					1,637
Finance leases					5,285
Unamortized deferred issuance costs					(2,893)
Unamortized discount on debt					(139,680)
Total debt					168,852
Current portion of long-term debt					11,331
Long-term debt					$157,521

(1) - Incurs annual interest at 11.25%, of which 2.00% is payable-in-kind at our option.

(2) - Interest is payable-in-kind at our option. Principal and interest prior to maturity are convertible into common stock at a conversion price of $2.898 per share at the holder’s option.

(3) - Requires quarterly repayment of $1.875 million, which is payable in cash or common stock at our option, subject to certain restrictions.

(4) - Consists of equipment financing debt agreements with maturities through August 2028, annual interest rates ranging from 6.25% to 20.05%, and requiring monthly payments of principal and interest.

N/A - Not meaningful or applicable.

There were no significant changes in our long-term debt, except for the commencement of certain machinery and equipment finance leases, during the six months ended June 30, 2023. In July 2023, we paid $1.875 million related to the PIPE Investment Obligation, which was outstanding as of June 30, 2023.

As of June 30, 2023, we were in compliance with all financial covenants. Our inability to raise capital through debt or equity financings or the lack of improvements in our operating results may negatively impact our compliance with these financial covenants in future periods.

Warrants and Derivatives

Liability-classified Warrants and Derivatives

As of June 30, 2023, our liability-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise/Conversion Price	Fair Value
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$3,076
Private Placement Warrants	78,000	March 2021	March 2027	11.50	12
FP Combination Warrants(1)	8,291,704	March 2022	March 2027	10.00	20,066
2027 Warrants	17,253,279	October 2022	October 2027	2.898	11,876
Conversion Option Derivative(2)	36,852,685	October 2022	October 2027	2.898	2,889
Warrant and derivative liabilities	81,697,628				$37,919

(1) - Holders have the right to exchange the warrants for a $25 million cash payment on March 25, 2025.

(2) - Represents the bifurcated embedded derivative associated with the Convertible Notes due 2027’s conversion option.

There were no significant changes in our liability-classified warrants and derivatives during the six months ended June 30, 2023.

Equity-classified Warrants and Derivatives

As of June 30, 2023, our equity-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise Price
Combination Warrants	2,763,902	March 2022	March 2027	$10.00
Pre-Funded Warrants	9,035,000	May 2023	N/A	0.0001
RDO Warrants	29,000,000	May 2023	November 2028	1.43
Placement Agent Warrants	2,030,000	May 2023	May 2028	1.60
Total equity-classified warrants and derivatives	42,828,902

There were no significant changes to our equity-classified warrants and derivatives during six months ended June 30, 2023, except as discussed below.

Registered Direct Offering

On May 30, 2023, we completed a registered direct offering (the “Registered Direct Offering”) with an institutional investor in which we received proceeds of $37.1 million for the sale and issuance of (i) 16 million shares of our common stock, (ii) 13 million warrants to purchase shares of our common stock at an exercise price of $0.0001 (the “Pre-Funded Warrants”), and (iii) 29 million warrants to purchase shares of our common stock at an exercise price of $1.43 (the “RDO Warrants”). In connection with the Registered Direct Offering, we incurred third-party issuance costs of $4.5 million, inclusive of the $1.5 million fair value recognized associated with 2 million warrants issued to purchase shares of our common stock at an exercise price of $1.60 (the “Placement Agent Warrants”). We allocated the $37.1 million proceeds received and the $4.5 million of third-party issuance costs between the issued common stock, the Pre-Funded Warrants, and the RDO Warrants based on relative fair value. Accordingly, we allocated proceeds of $12.2 million and issuance costs of $1.5 million to common stock and proceeds of $24.9 million and issuance costs of $3.0 million to equity-classified warrants and derivatives.

Committed Equity Facility

On July 5, 2022, we entered into a common stock purchase agreement (the “Committed Equity Facility”) with an institutional investor giving us the right, but not the obligation, to sell to the investor over a 24-month period up to the lesser of (i) $100 million of newly issued shares of our common stock and (ii) 27,500,000 shares of our common stock. The price per share of common stock sold by us is determined by reference to the volume weighted average price of our common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions. The total net proceeds that we will receive under the Committed Equity Facility will depend on the frequency and prices at which we sell common stock.

As part of the Registered Direct Offering, we are restricted from selling common stock under the Committed Equity Facility for a period of twelve months.

As of June 30, 2023, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock.

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

Operating Leases

Refer to Note 14 “Leases” to the condensed consolidated financial statements for further information regarding our operating leases.

Purchase Commitments

Our material cash requirements for purchases of goods or services entered into in the ordinary course of business, including purchase orders and contractual obligations, primarily relate to materials and services required to manufacture, assemble, integrate, and test satellites and satellite buses in connection with satisfying our customer contracts.

Refer to Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements for further information regarding our purchase commitments.

Off-Balance Sheet Arrangements

As of June 30, 2023, we do not have any material off-balance sheet arrangements other than our equity-classified warrants and derivatives, which are discussed above. Our equity-classified warrants and derivatives are both indexed to and classified as equity under GAAP.

Cash Flow Analysis

The following table is a summary of our cash flow activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change
Net cash used in operating activities	$(64,433)	$(32,570)	$(31,863)
Net cash used in investing activities	(12,372)	(9,363)	(3,009)
Net cash provided by financing activities	31,746	77,197	(45,451)
Effect of exchange rate fluctuations on cash and cash equivalents	52	(290)	342
Net (decrease) increase in cash and cash equivalents	$(45,007)	$34,974	$(79,981)

Cash Flows from Operating Activities

The increase in net cash used in operating activities was primarily due to an increase in selling, general, and administrative expenses and working capital expenditures as a result of our growth initiatives, partially offset by an increase in cash received from customers.

The remainder of the activity in net cash used in operating activities is related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily driven by an increase in spending associated with the expansion of our manufacturing facilities and equipment in connection with our growth initiatives, partially offset by a decrease of $5.3 million associated with the development of company-owned satellites as we are no longer developing our Earth observation constellation.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities primarily consisted of $24.9 million of proceeds received allocated to the issuance of warrant and derivative instruments and $12.2 million of proceeds received allocated to the issuance of common stock. These increases were partially offset by $3.8 million related to the repayment of long-term debt, inclusive of prepayments on finance leases, and $2.9 million related to the payment of issuance costs related to our financing transactions.

During the six months ended June 30, 2022, net cash provided by financing activities primarily consisted of $58.4 million of proceeds received from the Tailwind Two Merger and the PIPE Investment, $42.2 million of proceeds received allocated to warrant and derivative instruments, $35.9 million of proceeds received allocated to the issuance of debt, and $14.8 million of proceeds received allocated to the issuance of common stock in relation to our financing transactions. These increases were partially offset by $45.3 million of payments of issuance costs related to our equity and debt transactions coupled with $29.0 million related to the repayment of long-term debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the “Critical Accounting Policies and Estimates” section of “Terran Orbital's Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There were no material changes to these policies and estimates during the six months ended June 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as the material weaknesses in our internal control over financial reporting that were previously reported in the 2022 Annual Report continued to exist as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than changes related to the remediation of material weaknesses as described below.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Litigation and Other Legal Matters” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2022 Annual Report. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 28, 2021, by and among the Terran Orbital Corporation, Tailwind Two Acquisition Corp. and Titan Merger Sub, Inc.	8-K	2.1	10/28/2021
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	5/5/2023
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
4.1	Form of Common Warrant	8-K	4.1	5/30/2023
4.2	Form of Pre-Funded Warrant	8-K	4.2	5/30/2023
4.3	Form of Placement Agent Warrant	8-K	4.3	5/30/2023
10.1	Form of Securities Purchase Agreement dated as of May 24, 2023, by and among the Company and the Purchaser party thereto	8-K	10.1	5/30/2023
10.2*+	Offer Letter, dated as of May 25, 2023, by and between Tony Gingiss and Terran Orbital Corporation
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

TERRAN ORBITAL CORPORATION

Date: August 14, 2023	By:	/s/ Gary A. Hobart
Gary A. Hobart
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer)