Form 10-Q
period 2023-09-30
Terran Orbital Corp
filed 2023-11-14
CIK 1835512

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 194,461,361 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$38,676	$93,561
Accounts receivable, net of allowance for credit losses of $258 and $764 as of September 30, 2023 and December 31, 2022, respectively	15,298	4,754
Contract assets, net	4,748	6,763
Inventory	34,045	24,133
Prepaid expenses and other current assets	11,772	9,710
Total current assets	104,539	138,921
Property, plant, and equipment, net	47,090	24,743
Other assets	18,608	18,990
Total assets	$170,237	$182,654
Liabilities and shareholders' deficit:
Current portion of long-term debt	$11,632	$7,739
Accounts payable	31,379	21,188
Contract liabilities	13,439	27,228
Reserve for anticipated losses on contracts	1,013	2,860
Accrued expenses and other current liabilities	15,770	11,721
Total current liabilities	73,233	70,736
Long-term debt	164,257	142,620
Warrant and derivative liabilities	32,416	39,950
Other liabilities	19,108	20,769
Total liabilities	289,014	274,075
Commitments and contingencies (Note 12)
Shareholders' deficit:
Preferred stock - authorized 50,000,000 shares of $0.0001 par value as of September 30, 2023 and December 31, 2022; zero issued and outstanding	-	-
Common stock - authorized 600,000,000 and 300,000,000 shares of $0.0001 par value as of September 30, 2023 and December 31, 2022, respectively; issued and outstanding shares of 187,817,268 and 142,503,771 as of September 30, 2023 and December 31, 2022, respectively	19	14
Additional paid-in capital	351,203	269,574
Accumulated deficit	(470,172)	(361,168)
Accumulated other comprehensive income	173	159
Total shareholders' deficit	(118,777)	(91,421)
Total liabilities and shareholders' deficit	$170,237	$182,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$43,885	$27,830	$104,315	$62,314
Cost of sales	34,194	27,793	95,221	68,784
Gross profit (loss)	9,691	37	9,094	(6,470)
Selling, general, and administrative expenses	29,003	24,696	90,265	84,283
Loss from operations	(19,312)	(24,659)	(81,171)	(90,753)
Interest expense, net	12,657	7,147	35,320	17,007
Loss on extinguishment of debt	-	-	-	23,141
Change in fair value of warrant and derivative liabilities	(5,503)	(6,001)	(7,534)	(2,325)
Other (income) expense	(59)	1,496	24	2,367
Loss before income taxes	(26,407)	(27,301)	(108,981)	(130,943)
Provision for income taxes	22	54	23	58
Net loss	(26,429)	(27,355)	(109,004)	(131,001)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	37	138	14	327
Total comprehensive loss	$(26,392)	$(27,217)	$(108,990)	$(130,674)

Weighted-average shares outstanding
Basic and diluted	178,624,492	143,276,708	159,856,355	123,317,997

Net loss per share
Basic and diluted	$(0.15)	$(0.19)	$(0.68)	$(1.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

			Three Months Ended September 30, 2023
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of June 30, 2023	-	$-	165,189,534	$17	$317,871	$(443,743)	$136	$(125,719)
Net loss	-	-	-	-	-	(26,429)	-	(26,429)
Other comprehensive loss, net of tax	-	-	-	-	-	-	37	37
Issuance of common stock, net of issuance costs	-	-	11,678,575	1	8,734	-	-	8,735
Issuance of warrants, net of issuance costs	-	-	-	-	20,784	-	-	20,784
Share-based compensation	-	-	-	-	3,774	-	-	3,774
Settlement of vested restricted stock units	-	-	1,872,782	-	-	-	-	-
Exercise of equity-classified warrants	-	-	9,035,000	1	-	-	-	1
Exercise of stock options	-	-	41,377	-	40	-	-	40
Balance as of September 30, 2023	-	$-	187,817,268	$19	$351,203	$(470,172)	$173	$(118,777)

			Three Months Ended September 30, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of June 30, 2022	-	$-	137,590,808	$14	$248,133	$(300,834)	$153	$(52,534)
Net loss	-	-	-	-	-	(27,355)	-	(27,355)
Other comprehensive income, net of tax	-	-	-	-	-	-	138	138
Issuance of common stock under the Committed Equity Facility	-	-	637,487	-	2,795	-	-	2,795
Share-based compensation	-	-	-	-	9,204	-	-	9,204
Settlement of vested restricted stock units	-	-	1,637,188	-	-	-	-	-
Exercise of stock options	-	-	97,173	-	123	-	-	123
Other	-	-	-	-	25	-	-	25
Balance as of September 30, 2022	-	$-	139,962,656	$14	$260,280	$(328,189)	$291	$(67,604)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

			Nine Months Ended September 30, 2023
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of December 31, 2022	-	$-	142,503,771	$14	$269,574	$(361,168)	$159	$(91,421)
Net loss	-	-	-	-	-	(109,004)	-	(109,004)
Other comprehensive loss, net of tax	-	-	-	-	-	-	14	14
Issuance of common stock, net of issuance costs			27,678,575	3	19,458			19,461
Issuance of warrants, net of issuance costs	-	-	-	-	44,182	-	-	44,182
Share-based compensation	-	-	-	-	17,529	-	-	17,529
Settlement of vested restricted stock units	-	-	4,023,001	-	-	-	-	-
Exercise of equity-classified warrants	-	-	13,000,000	2	-	-	-	2
Exercise of stock options	-	-	611,921	-	460	-	-	460
Balance as of September 30, 2023	-	$-	187,817,268	$19	$351,203	$(470,172)	$173	$(118,777)

			Nine Months Ended September 30, 2022
	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of December 31, 2021	396,870	$8,000	2,849,414	$-	$97,745	$(197,066)	$(36)	$(99,357)
Retrospective application of reverse recapitalization	10,550,816	-	75,751,869	8	(8)	-	-	-
Balance as of December 31, 2021 - Recast	10,947,686	$8,000	78,601,283	$8	$97,737	$(197,066)	$(36)	$(99,357)
Adoption of accounting standard, net of tax	-	-	-	-	-	(122)	-	(122)
Net loss	-	-	-	-	-	(131,001)	-	(131,001)
Other comprehensive income, net of tax	-	-	-	-	-	-	327	327
Conversion of redeemable convertible preferred stock into common stock	(10,947,686)	(8,000)	10,947,686	1	7,999	-	-	8,000
Net settlement of liability-classified warrants into common stock	-	-	694,873	-	7,616	-	-	7,616
Net settlement of equity-classified warrants into common stock	-	-	22,343,698	2	(2)	-	-	-
Issuance of common stock in connection with the Tailwind Two Merger and PIPE Investment, net of issuance costs	-	-	16,114,695	2	6,926	-	-	6,928
Issuance of common stock in connection with financing transactions, net of issuance costs	-	-	4,325,000	1	40,733	-	-	40,734
Reclassification of liability-classified warrants and derivatives to equity-classified	-	-	-	-	11,007	-	-	11,007
Issuance of contingently issuable common stock	-	-	4,095,569	-	44,887	-	-	44,887
Issuance of common stock under the Committed Equity Facility	-	-	637,487		2,795			2,795
Share-based compensation	-	-	-	-	40,354	-	-	40,354
Settlement of vested restricted stock units	-	-	1,932,541	-	-	-	-	-
Exercise of stock options	-	-	269,824	-	269	-	-	269
Other	-	-	-	-	(41)	-	-	(41)
Balance as of September 30, 2022	-	$-	139,962,656	$14	$260,280	$(328,189)	$291	$(67,604)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(109,004)	$(131,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,031	2,612
Non-cash interest expense	23,047	8,581
Share-based compensation expense	17,529	40,354
Provision for losses on receivables and inventory	2,568	295
Loss on extinguishment of debt	-	23,141
Change in fair value of warrant and derivative liabilities	(7,534)	(2,325)
Amortization of operating right-of-use assets	873	1,003
Other non-cash, net	198	1,000
Changes in operating assets and liabilities:
Accounts receivable, net	(10,784)	(1,565)
Contract assets	2,158	(12,370)
Inventory	(11,756)	(9,338)
Accounts payable	7,975	11,532
Contract liabilities	(13,911)	17,156
Reserve for anticipated losses on contracts	(1,846)	572
Accrued interest	8	(2,289)
Other, net	(771)	(1,491)
Net cash used in operating activities	(96,219)	(54,133)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(18,455)	(15,013)
Net cash used in investing activities	(18,455)	(15,013)
Cash flows from financing activities:
Proceeds from long-term debt	1,409	36,856
Proceeds from warrants and derivatives	47,445	42,247
Proceeds from Tailwind Two Merger and PIPE Investment	-	58,424
Proceeds from issuance of common stock	22,172	14,791
Proceeds from issuance of common stock under the Committed Equity Facility	-	1,795
Repayment of long-term debt	(6,319)	(30,958)
Payment of issuance costs	(5,308)	(45,746)
Proceeds from exercise of stock options	460	269
Net cash provided by financing activities	59,859	77,678

Effect of exchange rate fluctuations on cash and cash equivalents	(70)	(34)

Net (decrease) increase in cash and cash equivalents	(54,885)	8,498
Cash and cash equivalents at beginning of period	93,561	27,325
Cash and cash equivalents at end of period	$38,676	$35,823

Non-cash investing and financing activities:
Interest capitalized to property, plant, and equipment not yet paid	$-	$639
Purchases of property, plant, and equipment not yet paid	3,678	1,557
Depreciation and amortization capitalized to construction-in-process	-	158
Issuance costs not yet paid	912	2,687
Non-cash exchange and extinguishment of long-term debt	-	40,432
Conversion of redeemable convertible preferred stock into common stock	-	8,000
Net settlement of liability-classified warrants into common stock	-	7,616
Net settlement of equity-classified warrants into common stock	-	(2)
Non-cash issuance of common stock in connection with PIPE Investment	-	10,060
Non-cash issuance of common stock in connection with financing transactions	-	27,304
Reclassification of liability-classified warrants and derivatives to equity-classified	-	11,007
Issuance of contingently issuable common stock	-	44,887

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

As a result of the Tailwind Two Merger, all of Legacy Terran Orbital's issued and outstanding common stock was converted into shares of Terran Orbital Corporation's common stock using an exchange ratio of 27.585 shares of Terran Orbital Corporation's common stock per each share of Legacy Terran Orbital's common stock. In addition, Legacy Terran Orbital's convertible preferred stock and certain warrants were exercised and converted into shares of Legacy Terran Orbital's common stock immediately prior to the Tailwind Two Merger, and in turn, were converted into shares of Terran Orbital Corporation's common stock as a result of the Tailwind Two Merger. Further, in connection with the Tailwind Two Merger, Legacy Terran Orbital's share-based compensation plan and related share-based compensation awards were cancelled and exchanged or converted, as applicable, with a new share-based compensation plan and related share-based compensation awards of Terran Orbital Corporation. In connection with the Tailwind Two Merger, the Company entered into certain debt financing transactions that resulted in a loss on extinguishment of debt of $23.1 million during the nine months ended September 30, 2022.

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

Beginning on March 28, 2022, the Company's common stock and public warrants began trading on the New York Stock Exchange (the “NYSE”) under the symbols “LLAP” and “LLAP WS,” respectively. On October 20, 2023, we received written notice from the NYSE that the average closing price of our shares of common stock was less than $1.00 per share over a consecutive 30 trading-day period

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

ended October 18, 2023, which is below the requirement for continued listing on the NYSE. As such, our shares of common stock will continue to trade under the symbol “LLAP” but will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as we are deemed to be in compliance.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

allowed the national public health emergency declaration related to the COVID-19 Pandemic to expire on May 11, 2023, and the WHO ended the global emergency status for the COVID-19 Pandemic on May 5, 2023.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less from the time of purchase.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(in thousands)	September 30, 2023	December 31, 2022
Payroll-related accruals	$8,291	$5,671
Current operating lease liabilities	1,342	971
Accrued interest	2,114	2,107
Other current liabilities	4,023	2,972
Accrued expenses and other current liabilities	$15,770	$11,721

Research and Development

Research and development includes materials, labor, and overhead allocations attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Research and development expense was $3.8 million and $5.5 million during the three months ended September 30, 2023 and 2022, respectively, and $16.6 million and $11.7 million during the nine months ended September 30, 2023 and 2022, respectively.

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

A small number of customers and contracts historically have represented a significant portion of the Company's consolidated revenue. Lockheed Martin Corporation (“Lockheed Martin”) represented approximately 79% and 77% of consolidated revenue during the three months ended September 30, 2023 and 2022, respectively, and 79% and 75% during the nine months ended September 30, 2023 and 2022, respectively. Rivada Space Networks GmbH (“Rivada”) represented approximately 12% and 0% of consolidated revenue during the three months ended September 30, 2023 and 2022, respectively, and 6% and 0% during the nine months ended September 30, 2023 and 2022, respectively. There were no other individual customers who accounted for more than 10% of the Company’s revenue during the periods presented.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below presents individual customers who accounted for more than 10% of the Company’s combined accounts receivable, net of allowance for credit losses, and contract assets, net of allowance for credit losses, as of the dates presented:

	September 30, 2023	December 31, 2022
Customer A	47%	0%
Customer B	29%	42%
Customer C	7%	11%
Customer D	0%	12%
Total	83%	65%

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following tables present the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Mission support	$42,359	$25,554	$100,495	$57,945
Launch support	215	826	1,244	1,422
Operations	291	865	660	1,598
Studies, design and other	1,020	585	1,916	1,349
Revenue	$43,885	$27,830	$104,315	$62,314

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
U.S. Government contracts
Fixed price	$33,247	$13,505	$80,723	$34,173
Cost-plus fee and other	2,394	2,320	5,757	7,408
	35,641	15,825	86,480	41,581

Foreign government contracts
Fixed price	1,938	1,420	5,017	3,031

Commercial contracts
Fixed price, U.S.	140	8,323	2,175	14,400
Fixed price, International	730	2,262	3,932	3,302
Cost-plus fee and other, U.S.	32	-	83	-
Cost-plus fee and other, International	5,404	-	6,628	-
	6,306	10,585	12,818	17,702

Revenue	$43,885	$27,830	$104,315	$62,314

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

During February 2023, the Company entered into an agreement with Rivada providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether the Company ultimately recognizes revenue and profit on this contract is subject to a number of uncertainties including, among other things, its ability to successfully perform its obligations, increase its manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement was $5.4 million and $6.6 million during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, the Company had approximately $2.6 billion of remaining performance obligations, of which $2.4 billion is related to the Rivada Agreement. While the Rivada Agreement is subject to uncertainty regarding the timing of performance, the

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Company estimates that all of its performance obligations will be satisfied and recognized as revenue by December 31, 2027. Of the remaining performance obligations, approximately $187 million is expected to be recognized as revenue by December 31, 2025.

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

Contract assets from products and services for which the U.S. Government is the ultimate customer was $1.6 million and $5.3 million as of September 30, 2023 and December 31, 2022, respectively.

The following is a summary of contract assets, net, recognized in the condensed consolidated balance sheets as of the dates presented:

(in thousands)	September 30, 2023	December 31, 2022
Contract assets, gross	$4,806	$6,840
Allowance for credit losses	(58)	(77)
Contract assets, net	$4,748	$6,763

As of September 30, 2023 and December 31, 2022, all contract assets were classified as current assets.

There were no material impairments of contract assets during the three or nine months ended September 30, 2023 or 2022.

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

As of September 30, 2023 and December 31, 2022, substantially all contract liabilities were classified as current liabilities.

During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $26.1 million and $17.1 million, respectively, that was previously included in the beginning balance of contract liabilities.

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

Accounts receivable from products and services for which the U.S. Government is the ultimate customer was $4.4 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Beginning balance	$764	$945
Adoption of CECL	-	39
Provision for credit losses	194	40
Write-offs	(700)	(790)
Ending balance	$258	$234

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

The Company recorded an increase in cost of sales related to the reserve for anticipated losses on contracts of $0.2 million and a decrease in cost of sales of $1.8 million during the three and nine months ended September 30, 2023, respectively, and increases in cost of sales of $0.1 million and $0.6 million during the three and nine months ended September 30, 2022, respectively.

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

The components of inventory as of the dates presented were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$18,363	$19,194
Work-in-process	15,682	4,939
Total inventory	$34,045	$24,133

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

Depreciation expense was $2.3 million and $0.9 million during the three months ended September 30, 2023 and 2022, respectively, and $5.0 million and $2.6 million during the nine months ended September 30, 2023 and 2022, respectively. Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation, and net carrying amount of property, plant, and equipment, net as of the dates presented were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Machinery and equipment	$25,296	$13,066
Satellites	2,209	2,209
Ground station equipment	2,095	1,944
Office equipment and furniture	4,544	2,958
Software	1,174	240
Leasehold improvements	20,796	9,734
Construction-in-process	11,429	9,467
Property, plant, and equipment, gross	67,543	39,618
Accumulated depreciation	(20,453)	(14,875)
Property, plant, and equipment, net	$47,090	$24,743

Construction-in-process primarily includes machinery, leasehold improvements, and ground station equipment not yet placed into service.

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

There were no impairments of property, plant, and equipment during the three and nine months ended September 30, 2023 and 2022.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5 Debt

Long-term debt (including accrued interest to be paid-in-kind) as of the presented periods was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	September 30, 2023	December 31, 2022
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000	25,000
Beach Point Rollover Debt	March 2021	April 2026	11.25%	Quarterly	32,218	31,741
Convertible Notes due 2027	October 2022	October 2027	10.00%	Quarterly	109,491	101,699
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	18,750	22,500
Equipment financings(1)					2,067	859
Finance leases(2)					5,437	411
Unamortized deferred issuance costs					(2,785)	(3,073)
Unamortized discount on debt					(134,312)	(148,801)
Total debt					175,889	150,359
Current portion of long-term debt					11,632	7,739
Long-term debt					$164,257	$142,620

(1) - Consists of equipment financing debt agreements, primarily entered into during 2023, with maturities through September 2030, annual interest rates ranging from 6.25% to 20.05%, and requiring monthly payments of interest and principal.

(2) - Refer to Note 14 “Leases” for further discussion.

There were no significant changes in the Company’s long-term debt, except for the commencement of certain machinery and equipment finance leases, during the nine months ended September 30, 2023. In October 2023, the Company paid $1.875 million related to the PIPE Investment Obligation, which was outstanding as of September 30, 2023.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants and derivatives recorded in warrant and derivative liabilities on the condensed consolidated balance sheets as of the presented periods were as follows:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of September 30, 2023	Issuance	Maturity	Exercise/Conversion Price	September 30, 2023	December 31, 2022
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$2,883	$1,922
Private Placement Warrants	78,000	March 2021	March 2027	11.50	12	8
FP Combination Warrants	8,291,704	March 2022	March 2027	10.00	20,481	18,573
2027 Warrants	17,253,279	October 2022	October 2027	2.898	6,736	13,707
Conversion Option Derivative	37,781,575	October 2022	October 2027	2.898	2,304	5,740
Warrant and derivative liabilities	82,626,518				$32,416	$39,950

There were no significant changes in the Company’s liability-classified warrants and derivatives during the nine months ended September 30, 2023, except for changes in fair value.

The changes in liability-classified warrants and derivatives during the nine months ended September 30, 2022 were predominately related to the Tailwind Two Merger and were as follows:

(in thousands)	Current Warrant and Derivative Liabilities	Warrant and Derivative Liabilities	Total
Balance as of December 31, 2021	$68,518	$5,631	$74,149
Initial recognition from Tailwind Two Merger	-	13,124	13,124
Change in fair value of warrant and derivative liabilities	13,342	(15,667)	(2,325)
Reclassification of current warrant and derivative liabilities to warrant and derivative liabilities	(25,966)	25,966	-
Reclassification of liability-classified warrants and derivatives to equity-classified	(11,007)	-	(11,007)
Net settlement of liability-classified warrants into common stock	-	(7,616)	(7,616)
Issuance of contingently issuable shares	(44,887)	-	(44,887)
Balance as of September 30, 2022	$-	$21,438	$21,438

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Equity-classified Warrants and Derivatives

As of September 30, 2023, the Company’s equity-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise Price
Combination Warrants	2,763,902	March 2022	March 2027	$10.00
RDO Warrants	29,000,000	May 2023	November 2028	1.43
Placement Agent Warrants	2,030,000	May 2023	May 2028	1.60
CMPO Pre-Funded Warrants	11,535,715	September 2023	N/A	0.0001
CMPO Warrants	23,214,290	September 2023	September 2028	1.50
CMPO Placement Agent Warrants	1,625,000	September 2023	September 2028	1.75
Total equity-classified warrants and derivatives	70,168,907

There were no significant changes to the Company’s equity-classified warrants and derivatives during the nine months ended September 30, 2023, except as discussed below.

Registered Direct Offering

On May 30, 2023, the Company completed a registered direct offering (the “Registered Direct Offering”) with an institutional investor in which the Company received proceeds of approximately $37.1 million for the sale and issuance of (i) 16 million shares of the Company’s common stock, (ii) 13 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001 (the “Pre-Funded Warrants”), and (iii) 29 million warrants to purchase shares of the Company’s common stock at an exercise price of $1.43 (the “RDO Warrants”). In connection with the Registered Direct Offering, the Company incurred third-party issuance costs of $4.5 million, inclusive of the $1.5 million fair value recognized associated with 2 million warrants issued to purchase shares of the Company’s common stock at an exercise price of $1.60 (the “Placement Agent Warrants”). The Company allocated the $37.1 million proceeds received and the $4.5 million of third-party issuance costs between the issued common stock, the Pre-Funded Warrants, and the RDO Warrants based on relative fair value. Accordingly, the Company allocated proceeds of $12.2 million and issuance costs of $1.5 million to common stock and proceeds of $24.9 million and issuance costs of $3.0 million to equity-classified warrants and derivatives. The proceeds and issuance costs were recognized as additional paid-in capital in the condensed consolidated balance sheets and as financing cash flows in the condensed consolidated statements of cash flows.

The fair values of the common stock and Pre-Funded Warrants were estimated based on the market price of the Company’s common stock while the fair values of the RDO Warrants and Placement Agent Warrants were estimated using the Black-Scholes option-pricing model.

During the nine months ended September 30, 2023, all of the Pre-Funded Warrants were exercised.

Confidentially Marketed Public Offering

On September 21, 2023, the Company completed a confidentially marketed public offering (the “CMPO”) in which the Company received proceeds of approximately $32.5 million for the sale and issuance of approximately (i) 11.7 million shares of the Company’s common stock, (ii) 11.5 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001 (the “CMPO Pre-Funded Warrants”), and (iii) 23.2 million warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (the “CMPO Warrants”). In connection with the CMPO, the Company incurred third-party issuance costs of $4 million, inclusive of the $1.1 million fair value recognized associated with 1.6 million warrants issued to purchase shares of the Company’s common stock at an exercise price of $1.75 (the “CMPO Placement Agent Warrants”). The Company allocated the $32.5 million proceeds received and the $4.0 million of third-party issuance costs between the issued common stock, the CMPO Pre-Funded Warrants, and the CMPO Warrants based on relative fair value. Accordingly, the Company allocated proceeds of $10.0 million and issuance costs of $1.2 million to common stock and proceeds of $22.5 million and issuance costs of $2.8 million to equity-classified warrants and derivatives. The proceeds and issuance costs were recognized as additional paid-in capital in the condensed consolidated balance sheets and as financing cash flows in the condensed consolidated statements of cash flows.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The fair values of the common stock and CMPO Pre-Funded Warrants were estimated based on the market price of the Company’s common stock while the fair values of the CMPO Warrants and CMPO Placement Agent Warrants were estimated using the Black-Scholes option-pricing model.

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

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$170,452	$276,376	$149,948	$257,810

As of September 30, 2023 and December 31, 2022, the fair value of the Company's long-term debt, except as otherwise described, was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value related to Convertible Notes due 2027 was exclusive of the conversion option and estimated as described above. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Confidentially Marketed Public Offering

In connection with the CMPO, the Company issued 11.7 million shares of common stock with allocated proceeds of $10.0 million and allocated issuance costs of $1.2 million.

Tailwind Two Merger

During the nine months ended September 30, 2022, the Company issued 11 million shares of common stock in exchange for the net assets of Tailwind Two, which were recognized at historical cost, in connection with the Tailwind Two Merger and issued 5.1 million shares of common stock in connection with the PIPE Investment. The Tailwind Two Merger and PIPE Investment resulted in allocated cash proceeds of $58.4 million with aggregate allocated third-party issuance costs of $48.4 million and the assumption of the Public Warrants and Private Placement Warrants with an aggregate fair value of $13.1 million. In addition, the Company issued 4.3 million shares of common stock as consideration for certain financing transactions in connection with the Tailwind Two Merger.

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

During the three and nine months ended September 30, 2023, the Company did not sell any shares of common stock to B. Riley under the Committed Equity Facility. During the three and nine months ended September 30, 2022, the Company sold and issued 637,487 shares of common stock to B. Riley under the Committed Equity Facility, including 214,791 shares issued on July 5, 2022 as consideration for B. Riley’s commitment to enter into the Committed Equity Facility, resulting in proceeds received of $1.8 million and $1 million of other expense in the condensed consolidated statements of operations and comprehensive loss. In addition, the Company expensed third-party costs associated with the Committed Equity Facility of approximately $380 thousand and $773 thousand during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock. In connection with the CMPO, the Company is restricted from selling common stock under the Committed Equity Facility until after its expiration.

Preferred Stock

Subsequent to the Tailwind Two Merger, the Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2023 or December 31, 2022.

As part of the Tailwind Two Merger, all of the convertible preferred stock of Legacy Terran Orbital was converted into approximately 10.9 million shares of Terran Orbital Corporation’s common stock. As a result of the conversion, the Company reclassified the amount of convertible preferred stock to additional paid-in capital.

Note 9 Share-Based Compensation

Share-based compensation expense totaled $3.8 million and $9.2 million during the three months ended September 30, 2023 and 2022, respectively, and $17.5 million and $40.4 million during the nine months ended September 30, 2023, and 2022, respectively. Prior to the closing of the Tailwind Two Merger, all of the Company's outstanding restricted stock units (“RSUs”) included a performance condition that required a liquidity event to occur in order to vest. Accordingly, the Company previously did not recognize share-based compensation expense associated with the RSUs as their performance condition was not probable of being met until such an event occurred. Upon closing of the Tailwind Two Merger in March 2022, the Company recorded a cumulative catch-up of approximately $17.2 million to begin recognition of share-based compensation expense associated with these RSUs as the performance condition was

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

met, of which $2.1 million was recorded to cost of sales and $15.1 million was recorded to selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss based on the classification of each employee's compensation expense.

During the nine months ended September 30, 2023, the Company granted approximately 8.6 million RSUs with a weighted average grant date fair value of $1.57 per unit based on the public market price of the Company’s common stock as of the date of grant. These RSUs will primarily vest over a four-year period.

During October 2023, the Company granted approximately 550 thousand RSUs that will vest over a four-year period.

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

The RDO Warrants and CMPO Warrants each meet the definition of a participating security because they are entitled to participate in distributions by the Company while in the form of a warrant; however, the RDO Warrants and CMPO Warrants are not required to share in the net losses of the Company. Accordingly, these participating securities do not have an impact on basic net loss per share in periods of net loss and with no distributions.

For purposes of the diluted net loss per share computation, all potentially dilutive securities were excluded because their (i) effect would be anti-dilutive, (ii) exercise price was “out-of-the-money,” or (iii) contingent issuance conditions were unsatisfied. As a result, diluted net loss per share was equal to basic net loss per share for each period presented.

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of September 30,
(in shares of common stock)	2023	2022
Stock options	1,047,327	1,806,287
Restricted stock units	22,538,032	15,172,238
FP Combination Warrants	8,291,704	8,291,704
Combination Warrants	2,763,902	2,763,902
Public Warrants	19,221,960	11,499,960
Private Placement Warrants	78,000	7,800,000
2027 Warrants	17,253,279	—
RDO Warrants	29,000,000	—
Placement Agent Warrants	2,030,000	—
CMPO Warrants	23,214,290	—
CMPO Placement Agent Warrants	1,625,000	—
PIPE Investment Obligation	13,554,217	12,711,864
Conversion Option Derivative	37,781,575	—

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share and share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(26,429)	$(27,355)	$(109,004)	$(131,001)
Denominator:
Weighted-average shares outstanding - basic and diluted	178,624,492	143,276,708	159,856,355	123,317,997
Net loss per share - basic and diluted	$(0.15)	$(0.19)	$(0.68)	$(1.06)

Note 11 Income Taxes

Provision for income taxes for the three months ended September 30, 2023 was $22 thousand, resulting in an effective tax rate for the period of 0.1%. The Company had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from the Company’s foreign subsidiary.

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

Provision for income taxes for the nine months ended September 30, 2023 was $23 thousand, resulting in an effective tax rate for the period of 0.0%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from the Company’s foreign subsidiary.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Commercial Agreements

In connection with the Tailwind Two Merger, the Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of a PIPE investor, which became effective upon the closing of the Tailwind Two Merger. As of September 30, 2023, approximately $12.9 million of the purchase obligations remained outstanding under these commercial agreements.

In 2022, the Company entered into a purchase obligation of $22.4 million for the procurement of components related to a customer program. As of September 30, 2023, approximately $3.2 million of the purchase obligation remained outstanding.

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

Revenue

The Company recognized revenue from Lockheed Martin of $34.9 million and $21.4 million during the three months ended September 30, 2023 and 2022, respectively, and $82.3 million and $46.5 million during the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company had accounts receivable due from Lockheed Martin of $3.7 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively, and contract assets from contracts with Lockheed Martin of $2.0 million and $4.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company had contract liabilities from contracts with Lockheed Martin of $2.7 million and $22.5 million as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, programs associated with Lockheed Martin represented approximately 3% and 81% of the Company's remaining performance obligations, respectively.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Expenses

During the nine months ended September 30, 2023, the Company incurred approximately $3.6 million of expenses in connection with engineering and research and development support provided by Lockheed Martin.

GeoOptics, Inc.

The Company owns a non-controlling equity interest in GeoOptics, Inc. (“GeoOptics”), a privately held company engaged in the acquisition and sale of Earth observation data and a purchaser of products and services from the Company. Additionally, one of the Company’s executive officers serves as a member of the GeoOptics board of directors. As of September 30, 2023 and December 31, 2022, the Company’s $1.7 million investment in GeoOptics represented less than a 3% ownership interest and was fully impaired.

The Company recognized revenue from GeoOptics of $190 thousand and $1.6 million during the three and nine months ended September 30, 2022, respectively. The Company did not recognize any revenue from GeoOptics during the three and nine months ended September 30, 2023.

Transactions with Chairman and CEO

The Company leases office space in a building owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $61 thousand and $59 thousand during the three months ended September 30, 2023 and 2022, respectively, and $180 thousand and $175 thousand during the nine months ended September 30, 2023 and 2022, respectively.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amounts reported in the Company’s condensed consolidated balance sheets related to operating and finance leases as of the dates presented:

(in thousands)	Classification	September 30, 2023	December 31, 2022
Right-of-use assets:
Operating	Other assets	$12,300	$12,736
Finance	Property, plant, and equipment, net	6,483	420
Total right-of-use assets		$18,783	$13,156

Lease liabilities
Operating	Accrued expenses and other current liabilities	$1,342	$971
Finance	Current portion of long-term debt	1,874	90
Operating	Other liabilities	18,396	19,426
Finance	Long-term debt	3,563	321
Total lease liabilities		$25,175	$20,808

The following is a summary of the Company’s lease cost for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (in thousands)	2023	2022	2023	2022
Operating lease cost	$1,785	$1,824	$5,334	$4,934
Finance lease cost
Amortization of right-of-use assets	592	19	858	26
Interest on lease liabilities	165	5	231	9
Variable lease costs	757	196	1,195	670
Total lease cost	$3,299	$2,044	$7,618	$5,639

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the periods presented:

	Nine Months Ended September 30,
Other information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,554	$2,610
Operating cash flows from finance leases	231	9
Financing cash flows from finance leases	621	22
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	299	10,544
Finance leases	5,736	402

Lease payments prior to commencement are classified in the condensed consolidated statements of cash flows based on the expected classification of the lease upon commencement and are excluded from the table above. During the nine months ended September 30, 2023, lease payments prior to the commencement of finance leases totaled $1.7 million.

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

The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates involving risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in our 2022 Annual Report, the prospectus dated April 18, 2023 (including the prospectus supplements dated May 24, 2023 and September 18, 2023) related to our Registration Statement on Form S-3, as amended (File No. 333-271093), which was declared effective by the SEC on April 18, 2023, and other of our filings with the SEC. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Rivada Agreement

During February 2023, we entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of approximately $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether we ultimately recognize revenue and profit on this contract is subject to a number of uncertainties including, among other things, our ability to successfully perform our obligations, increase our manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement was $5.4 million and $6.6 million during the three and nine months ended September 30, 2023, respectively.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to September 30, 2022

The following table presents our consolidated results of operations for the periods presented:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change
Revenue	$43,885	$27,830	$16,055
Cost of sales	34,194	27,793	6,401
Gross profit	9,691	37	9,654
Selling, general, and administrative expenses	29,003	24,696	4,307
Loss from operations	(19,312)	(24,659)	5,347
Interest expense, net	12,657	7,147	5,510
Change in fair value of warrant and derivative liabilities	(5,503)	(6,001)	498
Other (income) expense	(59)	1,496	(1,555)
Loss before income taxes	(26,407)	(27,301)	894
Provision for income taxes	22	54	(32)
Net loss	$(26,429)	$(27,355)	$926

Revenue

The increase in revenue was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the three months ended September 30, 2023 and 2022, revenue included an estimated negative impact of $1.8 million and $0.1 million, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of September 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The increase in cost of sales was primarily due to the following:

•
an increase of $4.6 million in labor, materials, third-party services, overhead (exclusive of allocated share-based compensation and depreciation), launch costs, and other direct costs incurred in satisfying our customer contracts;
•
an increase of $2.2 million related to inventory reserves; and
•
an increase of $0.9 million in depreciation and amortization as a result of increased production capacity and production levels.

These increases were partially offset by a decrease of $1.8 million in share-based compensation expense as certain awards granted in connection with the Tailwind Two Merger became fully expensed during the first quarter of 2023, net of an increase due to higher headcount.

During the three months ended September 30, 2023 and 2022, cost of sales included an estimated positive impact of $3.2 million and a negative impact of $1.9 million, respectively, related to EAC adjustments on our firm fixed price contracts and non-recurring changes in estimates related to inventory. While we believe our estimates as of September 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase of $5.2 million in labor and benefits, net of allocated overhead, due to the increase in headcount as part of our growth initiatives;
•
an increase of $2.9 million in sales and marketing and business development; and
•
an increase of $0.5 million in depreciation and amortization expense.

These increases were partially offset by the following:

•
a decrease of $3.6 million in share-based compensation expense as certain awards granted in connection with the Tailwind Two Merger became fully expensed during the first quarter of 2023, net of an increase due to higher headcount; and
•
a decrease of $0.4 million in business insurance expense as a result of a decrease in premiums.

Interest Expense, net

The increase in interest expense, net was due to (i) an increase in contractual interest of $2.7 million as a result of higher debt balances due to our financing transaction during the fourth quarter of 2022, (ii) an increase in amortization related to discount on debt of $1.9 million due to our financing transaction during the fourth quarter of 2022, and (iii) a decrease in capitalized interest of $0.6 million as we are no longer developing our Earth observation constellation.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the three months ended September 30, 2023, the gain on change in fair value was primarily due to a decrease in the market price of our common stock and warrants, which drove the decrease in the fair value of our warrants and derivatives during the period.

During the three months ended September 30, 2022, the gain on change in fair value was primarily due to a decrease in the market price of our common stock and warrants, which drove the decrease in the fair value of our warrants and derivatives during the period.

Other (Income) Expense

During the three months ended September 30, 2023, other income was not material.

During the three months ended September 30, 2022, other expense primarily related to $1 million of expense associated with the fair value of common stock issued as consideration for the execution of our committed equity facility and $380 thousand of non-recurring legal and accounting fees associated with this transaction.

Provision for Income Taxes

Provision for income taxes for the three months ended September 30, 2023 was $22 thousand, resulting in an effective tax rate for the period of 0.1%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from our foreign subsidiary.

Provision for income taxes for the three months ended September 30, 2022 was $54 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to related to taxable income from our foreign subsidiary.

Nine Months Ended September 30, 2023 Compared to September 30, 2022

The following table presents our consolidated results of operations for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change
Revenue	$104,315	$62,314	$42,001
Cost of sales	95,221	68,784	26,437
Gross profit (loss)	9,094	(6,470)	15,564
Selling, general, and administrative expenses	90,265	84,283	5,982
Loss from operations	(81,171)	(90,753)	9,582
Interest expense, net	35,320	17,007	18,313
Loss on extinguishment of debt	-	23,141	(23,141)
Change in fair value of warrant and derivative liabilities	(7,534)	(2,325)	(5,209)
Other expense	24	2,367	(2,343)
Loss before income taxes	(108,981)	(130,943)	21,962
Provision for income taxes	23	58	(35)
Net loss	$(109,004)	$(131,001)	$21,997

Revenue

The increase in revenue was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During the nine months ended September 30, 2023 and 2022, revenue included an estimated negative impact of $2.2 million and $5 million, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of September 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The increase in cost of sales was primarily due to the following:

•
an increase of $29.7 million in labor, materials, third-party services, overhead (exclusive of allocated share-based compensation and depreciation), launch costs, and other direct costs incurred in satisfying our customer contracts;
•
an increase of $2.1 million related to inventory reserves; and
•
an increase of $1.6 million in depreciation and amortization as a result of increased production capacity and production levels.

These increases were partially offset by the following:

•
a decrease of $5.1 million in share-based compensation expense primarily due to a $2.1 million non-recurring cumulative impact recognized during the first quarter of 2022 due to the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards as well as certain awards granted in connection with the Tailwind Two Merger that became fully expensed during the first quarter of 2023, net of an increase due to higher headcount; and
•
a decrease of $2.4 million related to reserves for anticipated losses on contracts as we recorded a $1.8 million decrease in reserves during 2023 primarily due to the termination of an unfavorable contract compared to a $0.6 million increase in reserves during 2022.

During the nine months ended September 30, 2023 and 2022, cost of sales included an estimated positive impact of $2.3 million and a negative impact of $4.8 million, respectively, related to EAC adjustments on our firm fixed price contracts and non-recurring changes in estimates related to inventory. While we believe our estimates as of September 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase of $10.7 million in labor and benefits, net of allocated overhead, due to the increase in headcount as part of our growth initiatives;
•
an increase of $6.6 million in research and development activities, exclusive of allocated share-based compensation and depreciation, related to the development of new modules and payloads;
•
an increase of $6.1 million in sales and marketing and business development;
•
an increase of $1.7 million in technology costs, net of allocated overhead, due to an increase in overall headcount and solutions utilized; and
•
an increase of $1.0 million in facilities expense, net of allocated overhead.

These increases were partially offset by the following:

•
a decrease of $17.7 million in share-based compensation expense primarily due to a $15.1 million non-recurring cumulative impact recognized during the first quarter of 2022 due to the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards as well as certain awards granted in connection with the Tailwind Two Merger that became fully expensed during the first quarter of 2023, partially offset by an increase due to higher headcount; and
•
a decrease of $3.9 million in accounting, legal, and other professional fees.

Interest Expense, net

The increase in interest expense, net was due to (i) an increase in contractual interest of $9.1 million as a result of higher debt balances due to our financing transaction during the fourth quarter of 2022, (ii) an increase in amortization related to discount on debt of $7.4 million, and (iii) a decrease in capitalized interest of $1.8 million as we are no longer developing our Earth observation constellation.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2022, loss on extinguishment of debt totaled $23.1 million and related to the refinancing and extinguishment of our debt obligations in connection with the Tailwind Two Merger. There was no loss on extinguishment of debt during the nine months ended September 30, 2023.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During the nine months ended September 30, 2023, the gain on change in fair value was primarily due to a decrease in the market price of our common stock, which drove the decrease in the fair value of certain warrants and derivatives during the period, partially offset by an increase in the market price of our warrants, which drove the increase in the fair value of certain warrants and derivatives during the period.

During the nine months ended September 30, 2022, the gain on change in fair value was due to a decrease in fair value of $19.3 million related to warrant liabilities subsequent to the Tailwind Two Merger driven by a decrease in the Company’s price per warrant and price share of common stock, partially offset by a net increase in fair value of $17.0 million related to warrant and derivative instruments that were ultimately settled as part of the Tailwind Two Merger.

Other Expense

During the nine months ended September 30, 2023, other expense was not material.

During the nine months ended September 30, 2022, other expense primarily related to $1.1 million of non-recurring legal and accounting fees expensed in connection with our financing transactions and $1 million of expense associated with the fair value of common stock issued as consideration for the execution of our committed equity facility.

Provision for Income Taxes

Provision for income taxes for the nine months ended September 30, 2023 was $23 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from our foreign subsidiary.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change
Gross profit	$9,691	$37	$9,654
Share-based compensation expense	919	2,715	(1,796)
Depreciation and amortization	1,433	486	947
Adjusted gross profit	$12,043	$3,238	$8,805

The increase in Adjusted Gross Profit was largely due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods as well as the estimated impact from EAC adjustments and non-recurring changes in estimates related to inventory, which had a positive impact of $1.5 million and a negative impact of $2 million during the three months ended September 30, 2023 and 2022, respectively. While we believe our estimates as of September 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change
Gross profit (loss)	$9,094	$(6,470)	$15,564
Share-based compensation expense	4,942	10,057	(5,115)
Depreciation and amortization	3,131	1,529	1,602
Adjusted gross profit	$17,167	$5,116	$12,051

The increase in Adjusted Gross Profit was largely due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods as well as the estimated impact from EAC adjustments and non-recurring changes in estimates related to inventory, which had a minimal impact and a negative impact of $9.8 million during the nine months ended September 30, 2023 and 2022, respectively. While we believe our estimates as of September 30, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change
Net loss	$(26,429)	$(27,355)	$926
Interest expense, net	12,657	7,147	5,510
Provision for income taxes	22	54	(32)
Depreciation and amortization	2,323	911	1,412
Share-based compensation expense	3,774	9,204	(5,430)
Change in fair value of warrant and derivative liabilities	(5,503)	(6,001)	498
Other, net(a)	174	2,134	(1,960)
Adjusted EBITDA	$(12,982)	$(13,906)	$924

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our transition to a public company and financing transactions are included herein.

The increase in Adjusted EBITDA was primarily due to an increase in Adjusted Gross Profit, partially offset by an increase selling, general, and administrative expenses as a result of our growth initiatives. Refer to the discussions above under “Results of Operations” for further details.

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change
Net loss	$(109,004)	$(131,001)	$21,997
Interest expense, net	35,320	17,007	18,313
Provision for income taxes	23	58	(35)
Depreciation and amortization	5,031	2,612	2,419
Share-based compensation expense	17,529	40,354	(22,825)
Loss on extinguishment of debt	-	23,141	(23,141)
Change in fair value of warrant and derivative liabilities	(7,534)	(2,325)	(5,209)
Other, net(a)	1,747	6,755	(5,008)
Adjusted EBITDA	$(56,888)	$(43,399)	$(13,489)

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

Our backlog totaled $2.6 billion and $170.8 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, our backlog included $2.4 billion related to the Rivada Agreement, which is subject to uncertainty with regards to the timing of performance. As of September 30, 2023, programs associated with Lockheed Martin represented approximately 3% of our backlog.

In October 2023, we received a new award to build 36 satellites for the U.S. Space Development Agency’s (the “SDA”) Tranche 2 of the Transport Layer. This award is in addition to the 10 satellites we built for the SDA’s Tranche 0 of the Transport Layer and the 42 satellites we are in process of building for the SDA’s Tranche 1 of the Transport Layer.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically funded our operations primarily through the issuance of debt and equity securities. Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to meet operational needs, (iii) upgrade of information technology, (iv) research and development initiatives, and (v) continued buildout of corporate functions and public company compliance requirements, inclusive of accounting and legal fees. Our long-term liquidity requirements include initiatives related to (i) design and development of payload solutions, (ii) expansion of advanced manufacturing and assembly facilities and capabilities, and (iii) development of new satellite components, infrastructure, and software. The timing and amount of spend on these initiatives may be materially delayed, reduced, or cancelled as a result of the level of our financial resources and available financing opportunities. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred as a result of the Tailwind Two Merger. Our sources of liquidity include cash generated from operations, potential proceeds from the exercise of warrants, and potential proceeds from the issuance of debt and/or equity securities, inclusive of sales of common stock through our Committed Equity Facility (as defined below and subject to restrictions noted below).

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

There can be no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants, and the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of November 13, 2023, the market price of our common stock is less than the exercise price for all warrants, exclusive of warrants exercisable for a nominal price. We believe that based on the current trading prices of our common stock it is uncertain whether we will receive cash proceeds from the exercise of warrants in the next twelve months, exclusive of warrants exercisable for a nominal price. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants outstanding as of September 30, 2023 for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $464.9 million.

As of September 30, 2023, we had $38.7 million of cash and cash equivalents, which included $1.3 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, the earnings of our foreign subsidiary are essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

We rely on winning new customer orders, timely execution of programs and, ultimately, collections from customers to provide liquidity and fund our business plan. The failure to win new orders, execute on programs on schedule or collect from customers in a timely manner would negatively impact our liquidity and increase our need to rely on capital raising activities to provide liquidity. In order to proceed with our strategic business plan, we may need to raise additional funds through the issuance of additional debt, equity, or other commercial arrangements, which may not be available to us when needed or on terms that we deem to be favorable. To the extent we raise additional capital through the sale of equity or convertible securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of our strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms. Furthermore, our ability to meet our debt service obligations and other capital requirements depends on, among other things, our future operating performance, which is subject to future general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions, or other events may cause us to seek equity and/or debt financing in future periods.

Long-term Debt

As of September 30, 2023, long-term debt was comprised of the following (including accrued interest paid-in-kind):

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	September 30, 2023
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000
Beach Point Rollover Debt(1)	March 2021	April 2026	11.25%	Quarterly	32,218
Convertible Notes due 2027(2)	October 2022	October 2027	10.00%	Quarterly	109,491
PIPE Investment Obligation(3)	March 2022	December 2025	N/A	N/A	18,750
Equipment Financings(4)					2,067
Finance leases					5,437
Unamortized deferred issuance costs					(2,785)
Unamortized discount on debt					(134,312)
Total debt					175,889
Current portion of long-term debt					11,632
Long-term debt					$164,257

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

(4) - Consists of equipment financing debt agreements with maturities through September 2030, annual interest rates ranging from 6.25% to 20.05%, and requiring monthly payments of principal and interest.

N/A - Not meaningful or applicable.

There were no significant changes in our long-term debt, except for the commencement of certain machinery and equipment finance leases, during the nine months ended September 30, 2023. In October 2023, we paid $1.875 million related to the PIPE Investment Obligation, which was outstanding as of September 30, 2023.

As of September 30, 2023, we were in compliance with all financial covenants. Our inability to raise capital through debt or equity financings or the lack of improvements in our operating results may negatively impact our compliance with these financial covenants in future periods.

Warrants and Derivatives

Liability-classified Warrants and Derivatives

As of September 30, 2023, our liability-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise/Conversion Price	Fair Value
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$2,883
Private Placement Warrants	78,000	March 2021	March 2027	11.50	12
FP Combination Warrants(1)	8,291,704	March 2022	March 2027	10.00	20,481
2027 Warrants	17,253,279	October 2022	October 2027	2.898	6,736
Conversion Option Derivative(2)	37,781,575	October 2022	October 2027	2.898	2,304
Warrant and derivative liabilities	82,626,518				$32,416

(1) - Holders have the right to exchange the warrants for a $25 million cash payment on March 25, 2025.

(2) - Represents the bifurcated embedded derivative associated with the Convertible Notes due 2027’s conversion option.

There were no significant changes in our liability-classified warrants and derivatives during the nine months ended September 30, 2023.

Equity-classified Warrants and Derivatives

As of September 30, 2023, our equity-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise Price
Combination Warrants	2,763,902	March 2022	March 2027	$10.00
RDO Warrants	29,000,000	May 2023	November 2028	1.43
Placement Agent Warrants	2,030,000	May 2023	May 2028	1.60
CMPO Pre-Funded Warrants	11,535,715	September 2023	N/A	0.0001
CMPO Warrants	23,214,290	September 2023	September 2028	1.50
CMPO Placement Agent Warrants	1,625,000	September 2023	September 2028	1.75
Total equity-classified warrants and derivatives	70,168,907

There were no significant changes to our equity-classified warrants and derivatives during nine months ended September 30, 2023, except as discussed below.

Registered Direct Offering

On May 30, 2023, we completed a registered direct offering (the “Registered Direct Offering”) with an institutional investor in which we received proceeds of approximately $37.1 million for the sale and issuance of (i) 16 million shares of our common stock, (ii) 13 million warrants to purchase shares of our common stock at an exercise price of $0.0001 (the “Pre-Funded Warrants”), and (iii) 29 million warrants to purchase shares of our common stock at an exercise price of $1.43 (the “RDO Warrants”). In connection with the Registered Direct Offering, we incurred third-party issuance costs of $4.5 million, inclusive of the $1.5 million fair value recognized associated with 2 million warrants issued to purchase shares of our common stock at an exercise price of $1.60 (the “Placement Agent Warrants”).

During the nine months ended September 30, 2023, all of the Pre-Funded Warrants were exercised.

Confidentially Marketed Public Offering

On September 21, 2023, we completed a confidentially marketed public offering (the “CMPO”) in which we received proceeds of approximately $32.5 million for the sale and issuance of approximately (i) 11.7 million shares of our common stock, (ii) 11.5 million warrants to purchase shares of our common stock at an exercise price of $0.0001 (the “CMPO Pre-Funded Warrants”), and (iii) 23.2 million warrants to purchase shares of our common stock at an exercise price of $1.50 per share (the “CMPO Warrants”). In connection with the CMPO, we incurred third-party issuance costs of $4.0 million, inclusive of the $1.1 million fair value recognized associated with 1.6 million warrants issued to purchase shares of our common stock at an exercise price of $1.75 (the “CMPO Placement Agent Warrants”).

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

As of September 30, 2023, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock. In connection with the CMPO, we are restricted from selling common stock under the Committed Equity Facility until after its expiration.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we do not have any material off-balance sheet arrangements other than our equity-classified warrants and derivatives, which are discussed above. Our equity-classified warrants and derivatives are both indexed to and classified as equity under GAAP.

Cash Flow Analysis

The following table is a summary of our cash flow activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change
Net cash used in operating activities	$(96,219)	$(54,133)	$(42,086)
Net cash used in investing activities	(18,455)	(15,013)	(3,442)
Net cash provided by financing activities	59,859	77,678	(17,819)
Effect of exchange rate fluctuations on cash and cash equivalents	(70)	(34)	(36)
Net (decrease) increase in cash and cash equivalents	$(54,885)	$8,498	$(63,383)

Cash Flows from Operating Activities

The increase in net cash used in operating activities was primarily due to an increase in selling, general, and administrative expenses and outflows related to satisfying customer contracts and other working capital needs, partially offset by an increase in cash received from customers. The remainder of the activity in net cash used in operating activities is related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily driven by an increase in spending associated with the expansion of our manufacturing facilities and equipment in connection with our growth initiatives, partially offset by a decrease in outflows of $6.7 million associated with the development of company-owned satellites as we are no longer developing our Earth observation constellation.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities primarily consisted of $47.4 million of proceeds received allocated to the issuance of warrant and derivative instruments and $22.2 million of proceeds received allocated to the issuance of common stock. These increases were partially offset by $6.3 million related to the repayment of long-term debt, inclusive of prepayments on finance leases, and $5.3 million related to the payment of issuance costs related to our financing transactions.

During the nine months ended September 30, 2022, net cash provided by financing activities primarily consisted of $58.4 million of proceeds received from the Tailwind Two Merger and the PIPE Investment, $42.2 million of proceeds received allocated to warrant and derivative instruments, $36.9 million of proceeds received allocated to the issuance of debt, $14.8 million of proceeds received allocated to the issuance of common stock in relation to our financing transactions, and $1.8 million of proceeds received related to the issuance of common stock under the Committed Equity Facility. These increases were partially offset by $45.7 million of payments of issuance costs related to our financing transactions and $31.0 million related to the repayment of long-term debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the “Critical Accounting Policies and Estimates” section of “Terran Orbital's Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. There were no material changes to these policies and estimates during the nine months ended September 30, 2023.

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
•
delays and costs associated with our business initiatives, whether due to changes in demand, lack of funding, design changes, or other conditions or circumstances; and
•
the other risk factors disclosed in our filings with the SEC from time to time including, but not limited to, our Annual Report on Form 10-K filed March 23, 2023 and the prospectus dated April 18, 2023 (including the prospectus supplements dated May 24, 2023 and September 18, 2023) related to our Registration Statement on Form S-3, as amended (File No. 333-271093), which was declared effective by the SEC on April 18, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as the material weaknesses in our internal control over financial reporting that were previously reported in the 2022 Annual Report continued to exist as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than changes related to the remediation of material weaknesses as described below.

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

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risks disclosed in our 2022 Annual Report, the prospectus dated April 18, 2023 (including the prospectus supplements dated May 24, 2023 and September 18, 2023) related to our Registration Statement on Form S-3, and other of our filings with the SEC. Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2022 Annual Report. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock.

On October 20, 2023, we received written notice from the NYSE that the average closing price of our shares of common stock was less than $1.00 per share over a consecutive 30 trading-day period ended October 18, 2023, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, we have notified the NYSE that we intend to cure the $1.00 per share deficiency. Based on the applicable NYSE procedures, we have six months following the receipt of the NYSE’s notice to cure the deficiency and regain compliance. The NYSE’s notice has no immediate impact on the listing of our common stock, which will continue to trade on the NYSE subject to our continued compliance with the other listing requirements of the NYSE. Our shares of common stock will continue to trade under the symbol “LLAP” but will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as we are deemed to be in compliance. We intend to explore available options to regain compliance, which may include, if necessary, effectuating a reverse stock split.

If our common stock ultimately were to be delisted for any reason, the liquidity of our common stock or warrants could be adversely affected and the market price of our common stock or warrants could decrease. Delisting could also adversely affect our security holders’ ability to trade or obtain quotations on our securities because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. You may also not be able to resell your common stock or warrants at or above the price you paid for such securities or at all.

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

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 28, 2021, by and among the Terran Orbital Corporation, Tailwind Two Acquisition Corp. and Titan Merger Sub, Inc.	8-K	2.1	10/28/2021
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	5/5/2023
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
4.1	Form of Common Warrant	8-K	4.1	9/20/2023
4.2	Form of Pre-Funded Warrant	8-K	4.2	9/20/2023
4.3	Form of Placement Agent Warrant	8-K	4.3	9/20/2023
10.1	Form of Securities Purchase Agreement dated as of September 18, 2023, by and among the Company and the purchasers party thereto	8-K	10.1	9/20/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

TERRAN ORBITAL CORPORATION

Date: November 14, 2023	By:	/s/ Mathieu Riffel
Mathieu Riffel
Senior Vice President, Acting Chief Financial Officer and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)