Form 10-K
period 2023-12-31
Terran Orbital Corp
filed 2024-04-01
CIK 1835512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40170

TERRAN ORBITAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware		98-1572314
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
6800 Broken Sound Parkway NW, Suite 200 Boca Raton, FL 33487 (561) 988-1704
(Address of principal executive offices, including zip code, Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, par value $0.0001 per share	LLAP	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
Warrants to purchase one share of common stock, each at an exercise price of $11.50 per share	LLAP WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's shares of common stock on June 30, 2023 was approximately $179.3 million.

The number of shares of registrant’s common stock outstanding as of March 25, 2024 was 201,270,799.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

PART I

Item 1. Business.

Company Overview

Terran Orbital Corporation, together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “Terran Orbital”), is a leading manufacturer of satellite products primarily serving the aerospace and defense industries. We provide end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and on-orbit support to meet the needs of our military, civil, and commercial customers. We have a foreign subsidiary based in Torino, Italy.

Recent Developments

On March 1, 2024, we received a non-binding proposal from Lockheed Martin Corporation (“Lockheed Martin”) to acquire all of our outstanding shares of common stock not owned by Lockheed Martin for $1.00 per share, payable in cash. The non-binding proposal (the “Lockheed Proposal”) delivered by Lockheed Martin to the Company is publicly available in a Schedule 13D/A filed by Lockheed Martin with the Securities Exchange Commission (the “SEC”) on March 1, 2024. Consistent with its fiduciary duties and in consultation with its financial and legal advisors, an independent committee (the “Independent Committee”) of our board of directors (the “Board”) is reviewing and evaluating the Lockheed Proposal as part of the Company’s ongoing review of strategic alternatives to determine the course of action that it believes will maximize value for the Company’s stockholders. However, there is no guarantee that a strategic transaction involving Lockheed Martin or any other party will be approved or consummated.

Corporate History and Background

On March 25, 2022, Tailwind Two Acquisition Corp. (“Tailwind Two”) acquired Terran Orbital Operating Corporation, formerly known as Terran Orbital Corporation (“Legacy Terran Orbital”) (such acquisition, the “Tailwind Two Merger”). The Tailwind Two Merger resulted Tailwind Two changing its name to Terran Orbital Corporation and Legacy Terran Orbital becoming a wholly-owned subsidiary of Terran Orbital Corporation.

While Legacy Terran Orbital became a wholly-owned subsidiary of Terran Orbital Corporation, Legacy Terran Orbital was deemed to be the acquirer in the Tailwind Two Merger for accounting purposes. Accordingly, the Tailwind Two Merger was accounted for as a reverse recapitalization, in which case our consolidated financial statements represent a continuation of Legacy Terran Orbital and the issuance of common stock in exchange for the net assets of Tailwind Two. Operations prior to the Tailwind Two Merger are those of Legacy Terran Orbital and all share and per-share data presented in this Annual Report on Form 10-K have been retrospectively adjusted, by application of the exchange ratio of 27.585, to give effect to the Tailwind Two Merger. The treatment of the Tailwind Two Merger as a reverse recapitalization was based upon the pre-merger shareholders of Legacy Terran Orbital holding the majority of the voting interests of Terran Orbital Corporation, Legacy Terran Orbital's existing management team serving as the initial management team of Terran Orbital Corporation, Legacy Terran Orbital's appointment of the majority of the initial members of the Board of Terran Orbital Corporation, and Legacy Terran Orbital's operations comprising the ongoing operations of the Company.

Beginning on March 28, 2022, our common stock and public warrants began trading on the New York Stock Exchange (the “NYSE”) under the symbols “LLAP” and “LLAP WS,” respectively.

Segment and Geographic Information

We evaluate and report our results based on the manner in which our Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and allocates resources. Accordingly, we report our results as a single operating and reportable segment on a consolidated basis. Our operations are primarily performed in the U.S. Our international operations are primarily performed by our foreign subsidiary based in Torino, Italy.

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
•
New sensor technologies advanced by commercial markets, such as a new array of sensor payloads that are highly capable, robust, affordable to launch on orbit, and have high utilization and throughput. For example, modern synthetic aperture radar (“SAR”) technology, which has the ability to see at night and day, in all weather conditions, and through obstructions such as foliage or smoke, has been miniaturized and became more cost-effective.
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

We believe we are well positioned to capitalize on these macro-themes as a leading satellite solutions provider with a record of delivering successful mission outcomes and real time intelligence for defense, intelligence, and commercial customers. We believe our ability to compete successfully does and will depend on several factors, including our ability to maintain flight heritage ahead of our peers, our lead in advanced technology, vertical integration and control over our products, and customer confidence in the reliability of our solutions.

We operate in a highly competitive industry and many of our competitors are larger and have substantially greater resources than we have. Our competitors include: Blue Canyon Technologies (a subsidiary of Raytheon Technologies Corporation), Millennium Space Systems (a subsidiary of The Boeing Company), General Atomics Defense (a subsidiary of General Atomics), Northrop Grumman Corporation, Airbus, Maxar Technologies, Inc., Ball Aerospace, Rocket Lab USA, Inc., Sierra Space Corporation, MDA Ltd., Astranis Space Technologies Corp., LeoStella, LLC, Spire Global, Inc., and York Space Systems. We may also face competition in the future from emerging competitors or existing companies expanding their product and service offerings and becoming direct competitors, including companies such as Space Exploration Technologies Corp. (“SpaceX”).

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
•
Focus on modular vehicles: We have long taken the approach of making our vehicles modular in nature. We generally use the same in-house manufactured parts and subsystems for all of our satellites, supplementing these core systems with additional internal and externally sourced components to meet mission needs. This allows us to provide customers with a competitively priced satellite solution using standardized bus platforms while still being able to offer a large degree of customization. This further means that when we develop a new satellite bus, nearly all, if not all, of the parts are space-proven and have operated in space. We believe this provides a significant competitive advantage over our peers when proving our ability to ensure mission success. We believe our substantial catalog of parts and subsystems, developed over a period of years, provides a significant barrier to entry and competitive advantage.
•
Strategic cooperation agreement with Lockheed Martin Corporation: On October 31, 2022, we entered into a new Strategic Cooperation Agreement (the “2022 SCA”) with Lockheed Martin, pursuant to which the parties have agreed to continue to share in business development opportunities and work collaboratively on small satellite and other aerospace and defense opportunities and ventures. In connection with the 2022 SCA, the parties agreed to (i) collaborate on the development, production, and sale of satellites for use in U.S. Government spacecraft and spacecraft procurement and (ii) establish a cooperation framework to enable the parties to enter into projects, research and development agreements, and other collaborative business arrangements and “teaming activities.” Unless earlier terminated, the 2022 SCA has a term of 13 years and will terminate in 2035. During the term of the 2022 SCA, Lockheed Martin will be entitled to appoint a director to our board of directors and to appoint a separate board observer.
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
•
Vertically integrating our production process by bringing certain component manufacturing processes in-house;
•
Expansion and industrialization of manufacturing and assembly facilities in Irvine, California and adding testing and automation equipment to improve manufacturing efficiency, quality and throughput; and
•
Focus on and investment in the innovation and development of existing and new satellite components and subsystems, payloads, and flight and ground software applications, including development of next-generation components to improve performance, manufacturability and costs.

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

A small number of customers and contracts historically have represented a significant portion of our consolidated revenue. Lockheed Martin represented approximately 81% and 76% of our consolidated revenue during 2023 and 2022, respectively. As of December 31, 2023, a single commercial program represented approximately 88% of our backlog and programs associated with Lockheed Martin represented approximately 8% of our backlog.

In addition, the majority (when excluding a single international commercial program) of our contracts are related to U.S. Government programs in which we operate as a prime contractor or a subcontractor. U.S. Government programs represented approximately 84% and 73% of our consolidated revenue during 2023 and 2022, respectively. As of December 31, 2023, approximately 8% of our backlog was related to U.S. Government programs, all of which the U.S. Government has the ability to terminate for convenience.

Resources Material to our Business

Intellectual Property

We believe that our unpatented research, development, and engineering skills and other trade secrets are important to our business operations. We also own a portfolio of U.S. and foreign trademark registrations and applications. While these intellectual property rights in the aggregate are important, we do not believe that any particular trade secret, trademark, copyright, license, or other intellectual property right, standing alone, is of such importance that its loss, expiration, or termination would have a material effect on our business as a whole.

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

Supply Chain and Materials

Our production process is highly vertically integrated. We design and manufacture many modular and flight-proven components and subsystems used in our assembly, integration, and testing of satellite and satellite buses. Our portfolio of common modular components includes bus panels, flight computers and software, star trackers, radios and antennas, battery modules and power systems, torque rods, and reaction wheels. Although we aim, over time, to perform nearly all aspects of design and manufacturing of components and subsystems in-house, we currently outsource some capabilities to third-parties. For components and subsystems that we do not design and manufacture, we have an existing base of reputable and reliable third-party suppliers and subcontractors.

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

The lingering effects of the coronavirus pandemic (the “COVID-19 Pandemic”), supply chain challenges, supplier disputes, regulatory restrictions, and inflationary pressures have contributed to a worldwide shortage of certain electronic components which has resulted in longer than historically experienced lead times for such electronic components. We continue working to minimize the impact of supply chain challenges on us but many of the challenges are industry wide or caused by geopolitical events and general economic conditions that are outside of our control. The reduced availability of electronic components used in our operations has negatively affected our timing and ability to deliver products and services to customers as well as increased the cost of such components in recent periods. In an effort to manage this disruption to our supply chain, we have focused on accumulating critical components to ensure an appropriate level of supply is available when needed.

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

Commercial Aerospace Product Regulation

Our business is subject to extensive rules, regulations, statutes, orders, and policies imposed by the government in the U.S. and in foreign jurisdictions. The Federal Communications Commission (“FCC”) is responsible for authorizing the operation of commercial spacecraft, and also authorizes non-U.S. licensed spacecraft to be used to serve the U.S. The FCC also licenses the operation of satellite earth stations and regulates the technical and other aspects of the operation of these facilities. Earth station licenses generally are granted for 15 year terms, and typically are renewed in the ordinary course. Major changes in earth station operations would require prior approval by the FCC. The operation of our U.S. earth stations is subject to various license conditions, as well as the technical and operational requirements of the FCC’s rules and regulations. The Department of Commerce, through the NOAA Commercial Remote Sensing Regulatory Affairs (“CRSRA”) office, regulates and licenses the operation of private Earth remote sensing space systems.

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

Foreign Regulations

Our customer base includes domestic and international governmental and commercial entities. As a result, our business and operations are subject to additional U.S. and non-U.S. laws, regulations, and procurement policies and practices, including regulations relating to foreign investment in the U.S, exchange controls, anti-corruption, and cash repatriation. Our international sales are also subject to varying currency, political and economic risks.

Human Capital Management

As of December 31, 2023, we employed over 660 full-time employees, all of whom are based in the United States and Italy. None of our employees are subject to any collective bargaining agreement. We generally consider our relations with our employees to be positive.

Our success largely depends on hiring and retaining top talent across the entire organization, with primary emphasis on key engineering capabilities. We compete for talent within specialized industries primarily in California, Florida, and Italy. In order to attract and retain top talent, we focus on having a diverse, inclusive, and safe work environment, while offering competitive compensation, health benefits, and retirement planning. Most employees are shareholders of the Company and have an equity ownership stake that is intended to align employee retention and value creation.

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

We value and prioritize the health and safety of our team members and continually work to foster a culture of safety and compliance. Our vision is to build a culture that promotes safe behaviors on each task, every day, to achieve zero incidents and enhance employee wellness, and to minimize our environmental impact. In order to achieve our vision, we strive to incorporate our values of people, prevention, and accountability into our business and the decisions we make each day. For example, when certain restrictions and recommendations were in place during the COVID-19 Pandemic, we followed The Centers for Disease Control and Prevention guidelines with regard to quarantining, masking, and social distancing and will reinstate such guidelines as recommended in the future. We believe that all occupational injuries and illnesses, as well as environmental incidents, are generally preventable, and we focus on compliance with all applicable environmental, health, and safety requirements.

Available Information

Our corporate website is located at http://www.terranorbital.com. Our investor relations website is located at http://www.investors.terranorbital.com. We make available free of charge on our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), and any amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains our filings at http://www.sec.gov.

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
•
our expansion plans and opportunities;
•
the general domestic and international economic, social and political environment, including the potential impacts of volatile or higher inflation rates, interest rates, tax rates and unemployment rates, higher labor and healthcare costs, recessions and changes in laws, rules and regulations applicable to us, including procurement and import-export control;
•
the costs and ultimate outcome of litigation matters, government investigations and other legal proceedings;
•
the ability to maintain the listing of our common stock and publicly-traded warrants on the NYSE and the possibility of limited liquidity and trading of such securities;
•
geopolitical risk (including as a result of the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, the relationship between China and the U.S. and other actual or anticipated military or political conflicts) and changes in applicable laws or regulations;
•
impacts of uncertain global economic conditions, including security threats, including cybersecurity and other industrial and physical security threats, and other disruptions;
•
government investigations and audits;
•
the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•
substantial doubt about our ability to continue as a going concern;
•
our ability to scale-up our manufacturing processes and facilities in order to meet the demands of our programs;
•
certain of our existing customers’ ability to sufficiently finance their operations and fund future installments of our existing manufacturing contracts;
•
certain of our existing customers’ ability to maintain required regulatory approvals to conduct their business;
•
that we have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements;
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

Risks Related to Our Reliance on Government Contracts, Key Customer Relationships, our Industry and the Economy

•
We derive a substantial portion of our revenue from U.S. Government contracts, which are dependent on continued political support and funding.
•
We are subject to extensive procurement laws and regulations, including those that enable the U.S. Government to terminate contracts for convenience, and contractual provisions in our contracts with commercial customers. Termination of our contracts could materially adversely affect our backlog, reputation and our future financial results.
•
The U.S. Government could invoke the Defense Production Act of 1950, as amended (the “DPA”) and require that we accept and prioritize contracts for materials deemed necessary for national defense, regardless of loss in revenue incurred on such contracts.
•
We may be subject to audit by our customers on government contracts and the results of those audits could have an adverse effect on our business, reputation and results of operations.
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
•
Our strategic cooperation agreement with Lockheed Martin is not a firm order for services and gives Lockheed Martin priority rights, including rights over satellite manufacturing, and we may be required to prioritize Lockheed Martin over other customers which could adversely affect our operating performance and result in a loss of expected revenue.
•
Our receipt of the written, non-binding, Lockheed Proposal may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could adversely impact our business operations, result in the incurrence of significant expenses and cause our stock price to be subject to significant fluctuation or otherwise be adversely impacted.
•
Our contract with Rivada Space Networks GmbH is subject to uncertainty.

Other Risks Related to Our Business and Operations

•
We are an early stage company with a history of losses and may not achieve or maintain profitability.
•
We have a limited operating history and operate in a rapidly evolving and competitive industry, which makes it difficult to evaluate our business and future prospects and may adversely impact our financial condition and results of operations.
•
Our ability to successfully implement our business plan depends on a number of factors outside of our control.
•
We expect to continue to consider, from time to time, strategic alternatives to maximize shareholder value, any of which may result in the use of a significant amount of management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.
•
We may incur significant expenses and capital expenditures in the future to execute our business plan and expand satellite and other customer solutions, and we may be unable to adequately control our expenses.
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
•
Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business.

Risks Related to Legal and Regulatory, and Taxation Matters

•
Our business is subject to extensive government regulation, which mandates how we may operate our business, may reduce or eliminate our business, and may increase our business costs and prevent our expansion into new markets.
•
We are subject to stringent U.S. export and import control laws and regulations.
•
We may be affected by global climate change and our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

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

Risks Related to Being a Public Company

•
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, some members of our management team have limited experience in operating a public company.
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
•
Our stockholder rights agreement includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.
•
The trading price of our securities may be volatile.

Risks Related to Our Reliance on Government Contracts, Key Customer Relationships, our Industry and the Economy

We derive a substantial portion of our revenue from U.S. Government contracts, which are dependent on continued political support and funding.

We derive a substantial portion of our revenue from direct or indirect contracts with the U.S. Government. For the year ended December 31, 2023, we generated approximately 84% of our total revenue from contracts supporting the U.S. Government. We expect that U.S. Government contracts will continue to be a substantial source of our revenue for the foreseeable future. Although the contracts we provide services under generally involve fixed annual minimum commitments, such commitments, along with all other contracts with the U.S. Government, are subject to annual Congressional appropriations and the federal budget process and, as a result, the U.S. Government may not continue to fund these contracts at current or anticipated levels. A decline in U.S. Government support and funding for programs in which we participate, including a reduction in overall U.S. defense spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises or otherwise, could result in contract terminations, delays in contract awards, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to extensive procurement laws and regulations, including those that enable the U.S. Government to terminate contracts for convenience, and contractual provisions in our contracts with commercial customers. Termination of our contracts could materially adversely affect our backlog, reputation and our future financial results.

All of our direct and indirect contracts with the U.S. Government or its prime contractors, including our contracts with Lockheed Martin in support of the SDA, may be terminated or suspended at any time, with or without cause, for the convenience of the government. U.S. Government contract awards also may be subject to bid protests, which may result in a contract award being rescinded or subject to reprocurement. In addition, our commercial satellite contracts also may give the customer the right to unilaterally terminate the contract. For example, some of our commercial contracts have been terminated for convenience in the past, and contracts may be terminated in the future. For these reasons, we cannot assure you that all of our backlog will ultimately be recognized in revenues. Termination or suspension of any of our significant U.S. Government contracts or termination of such commercial contracts could result in the loss of future revenues and unreimbursable expenses or charges that could have a materially adverse effect on our financial condition, results of operations and cash flow. In addition, compliance with any new government regulations can increase our costs of operation, reduce our margins and adversely affect our competitiveness. Also, a portion of our contracts may be classified by the U.S. Government, which imposes security requirements that limit our ability to discuss our performance on these contracts, including any specific risks, disputes and claims. Furthermore, the termination of any such contracts for default could also have a material adverse effect on our reputation and ability to obtain new business in the future.

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

We may be subject to audit by our customers on government contracts and the results of those audits could have an adverse effect on our business, reputation and results of operations.

We may be subject to audits or investigations by U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, from time to time. These agencies review a contractor’s compliance with applicable laws, regulations and contract terms, regarding, among other things, contract pricing, contract performance, cost structure and business systems. U.S. Government audits and investigations often take years to complete, and may result in adverse action against us. Audits and investigations may also occur related to cost reimbursements that are based upon our final allowable incurred costs for each year. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines or suspension or debarment from doing business with the U.S. Government. Suspension or debarment could have a material adverse effect on us because of our dependence on contracts with the U.S. Government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight and risks to our business and reputation exist in most other countries where we conduct business.

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

Lockheed Martin is a significant customer of ours and accounts for, and is expected to continue to account for, a substantial portion of our consolidated revenue. Lockheed Martin individually represented approximately 81% of our consolidated revenues for the year ended December 31, 2023. In addition, programs associated with Lockheed Martin represent approximately 8% of our backlog as of December 31, 2023. Given the uncertainty surrounding future government spending and the right of U.S. Government customers to terminate contracts for convenience, and the rights of Lockheed Martin to in turn terminate our subcontracts for convenience, there can be no assurance that the backlog for these contracts will ultimately be recognized as revenue. Lockheed Martin could cancel our subcontracts for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays. Our future operating results will continue to depend on the success of our relationship with Lockheed Martin, including under the 2022 SCA.

Orders from Lockheed Martin are subject to fluctuation and may be reduced materially or eliminated entirely due to changes in Lockheed Martin’s needs, our failure to meet Lockheed Martin’s specifications or price expectations or other factors. Any reduction or delay in sales of products to Lockheed Martin could significantly reduce our revenue. As a result, our future operating results will depend on successfully developing relationships with additional key customers. We cannot assure that we will be able to continue to retain Lockheed Martin at the same level of demand or that additional key customers will be recruited.

Our strategic cooperation agreement with Lockheed Martin is not a firm order for services and gives Lockheed Martin priority rights, including rights over satellite manufacturing, and we may be required to prioritize Lockheed Martin over other customers which could adversely affect our operating performance and result in a loss of expected revenue.

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

Our receipt of the written non-binding Lockheed Proposal may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could adversely impact our business operations, result in the incurrence of significant expenses and cause our stock price to be subject to significant fluctuation or otherwise be adversely impacted.

As disclosed under “Item 1. Business - Recent Developments” above, on March 1, 2024, we received the non-binding Lockheed Proposal from Lockheed Martin to acquire all shares of our outstanding common stock not owned by Lockheed Martin for $1.00 per share, payable in cash. Consistent with its fiduciary duties and in consultation with its financial and legal advisors, the Independent Committee of the Board is reviewing and evaluating the Lockheed Proposal as part of the Company’s ongoing review of strategic alternatives to determine the course of action that it believes will maximize value for the Company’s stockholders. However, there is no guarantee that a strategic transaction involving Lockheed Martin or any other party will be approved or consummated.

The market price of our common stock may reflect various assumptions as to whether or not the transaction with Lockheed Martin on the terms described in the Lockheed Proposal, or otherwise, will occur. The market price of our common stock may experience volatility as a result of changing assumptions regarding the proposed transaction, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions. As a result, a definitive agreement regarding a transaction, or a failure to reach a definitive agreement regarding a transaction, could result in a significant change in the market price of our common stock.

We have incurred, and may incur in the future, costs in connection with the consideration of the non-binding proposal from Lockheed Martin. In addition, uncertainly associated with any potential transaction could adversely affect the Company's ability to attract, retain and motivate key employees, which could have a negative effect on our operations and business plans.

Our contract with Rivada Space Networks GmbH is subject to uncertainty.

On February 21, 2023, we entered into a procurement contract with Rivada Space Networks GmbH (“Rivada”), providing for the development, production and operation of 300 satellites for Rivada’s planned low-earth orbit satellite constellation (the “Rivada Agreement”). While the total purchase price for the satellites provided pursuant to the Rivada Agreement could be approximately $2.4 billion if the contract is fully performed, Rivada has an option to terminate the Rivada Agreement for convenience at any time and for any reason, which could result in a termination fee for work performed up to such termination. In addition, the Rivada Agreement includes termination provisions for default due to missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up until the date of such termination.

Whether or not we ultimately recognize revenue or profit on the Rivada Agreement is subject to a number of risks and uncertainties including, among other things, our ability to successfully perform our obligations under the Rivada Agreement, increase our manufacturing capacity in order to meet the demands of this program, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance, maintain its regulatory licenses for its operations, and otherwise perform under the Rivada Agreement. If Rivada is unable to fund and maintain its operations, or we are unable to successfully execute this program, or our contract is terminated for any reason, our financial condition and results of operations in future periods would be materially adversely affected. As a result, there can be no assurance that the Rivada Agreement will result in material revenue in 2024 or future periods.

As of December 31, 2023, the Rivada Agreement represented 88% of our backlog.

We are subject to intense competition for U.S. Government and commercial contracts and programs and therefore may not be able to compete successfully.

We encounter competition for many contracts and programs, including in particular, U.S. Government contracts. Most of our competitors have substantially greater financial, technical, marketing, manufacturing, distribution and other resources. Our ability to compete for these contracts depends to a large extent upon our ability to offer high-quality performance at competitive prices. If we are not able to do so, our business may be adversely affected. Additionally, if competitors can offer lower cost services and products, or provide services or products more quickly, at equivalent or in some cases even reduced capabilities, we may lose new business opportunities or contract recompetes, which could adversely affect our future results. Furthermore, acquisitions in our industry, including vertical integration, also could result in increased competition or limit our access to certain suppliers without appropriate remedies to protect our interests.

A substantial portion of our business is awarded through competitive bidding. The U.S. Government increasingly has relied on competitive contract award types, including indefinite-delivery, indefinite-quantity and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs, and the costs of prime contractors we bid alongside as subcontractor, by requiring us, or any prime contractor we bid with, to submit multiple bids and proposals. Multi-award contracts require us to make sustained efforts to obtain task orders under the contract. Additionally, procurements that do not evaluate whether the cost assumptions in the bids are realistic can lead to bidders taking aggressive pricing positions, which could result in the winner realizing a loss upon contract award or an increased risk of lower margins or realizing a loss over the term of the contract. Competitors may be willing to accept more risk or lower profitability in competing for contracts than we are. The U.S. Government also may not award us, or any prime contractor we bid with, large competitive contracts that we otherwise might have won in an effort to maintain a broad industrial base.

Other Risks Related to Our Business and Operations

We are an early stage company with a history of losses and may not achieve or maintain profitability.

We are currently not profitable, nor do we have positive cash flow. We have increased the scale of our operations over recent years which has increased our expenses at a higher rate than the increase in our revenue. Additionally, we expect to increase research and development efforts relating to new offerings and technologies, and hire more employees. These efforts may be more costly than we expect and may not result in increased revenue. Any failure to increase our revenue sufficiently to cover our operating expenses and other investments could prevent us from achieving or maintaining profitability or positive cash flow. The likelihood of success of our business plan must be considered in light of the substantial challenges, expenses, difficulties, complications and delays frequently encountered in connection with developing and expanding early-stage businesses and the competitive environment in which we operate.

We have a limited operating history and operate in a rapidly evolving and competitive industry, which makes it difficult to evaluate our business and future prospects and may adversely impact our financial condition and results of operations.

It is difficult to predict future revenue and appropriately budget for expenses, and we have limited insight into trends that may emerge and affect our business.

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

Our ability to successfully implement our business plan depends on a number of factors outside of our control.

The success of our business plan is dependent on a number of factors outside of our control, including but not limited to:

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
•
the impact of global geopolitical and economic events including, but not limited to, the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, the relationship between China and the U.S., geopolitical tensions and volatility in Cuba, Iran, Syria, Russia, North Korea, Israel and surrounding areas, and the Red Sea region, and other actual or anticipated military or political conflicts;
•
the ability to obtain necessary government licenses to launch and operate our satellites; and
•
the disruption of and interference with the global supply chain, including delays, increased costs and supplier quality control challenges.

We expect to continue to consider, from time to time, strategic alternatives to maximize shareholder value, any of which may result in the use of a significant amount of management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.

We expect to continue to consider strategic alternatives that may enhance shareholder value. The Board and management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we have previously, and may continue to, engage financial and legal advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of management resources to analyzing and pursuing such a transaction, which could negatively impact operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate a transaction in in the future, we cannot be certain that we would fully realize the anticipated benefits of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price.

We may incur significant expenses and capital expenditures in the future to execute our business plan and expand satellite and other customer solutions, and we may by unable to adequately control our expenses.

We may incur significant expenses and capital expenditures in the future to further our business plan including, but not limited to, expenses to:

•
design and develop components;
•
lease and develop manufacturing and other space for our operations;
•
conduct research and development;
•
purchase raw materials and components;
•
assemble, test and operate our satellites;
•
expand our design, development, maintenance and repair capabilities; and
•
and increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any revenue with respect thereto, our profitability will be negatively impacted in future periods. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues or generate our desired margins, which would further negatively impact our profitability.

Our ability to become profitable in the future will not only depend on our ability to successfully manufacture, satellites and other products and services, but also to control costs. If we are unable to do so efficiently, our margins, profitability and prospects would be materially and adversely affected.

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

Our backlog totaled $2.7 billion as of December 31, 2023. However, many of these contracts are cancellable by customers for convenience. If a customer cancels a contract before it is required to pay the last deposit prior to launch, we may not receive all potential revenue from these orders, except for an initial non-refundable deposit which is paid at the time the contract is signed. In addition, backlog includes both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts, for which work has not been performed. If a contract is unfunded in whole or in part, and the customer does not obtain funding or appropriation of funding, there is a risk that we may not receive revenue from that portion of the contract.

In addition, backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Furthermore, some contracts comprising the backlog are for services scheduled many years in the future, and the economic viability of customers with whom we have contracted is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of revenue recognition, if any, on projects included in backlog could change because many factors affect the scheduling of missions and adjustments to contracts, including additional costs or scope changes, may also occur. The failure to realize some portion of our backlog could adversely affect our revenues and gross margins.

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

In order to achieve substantial future revenue growth, we must develop and market new products and services, generate a sustainable order rate, and significantly expand our operations. To properly manage our growth, we may need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will include:

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

We produce highly complex products including satellites that incorporate leading-edge technology. They are designed to be deployed across complex networks, which in some cases may include over a million users. On-orbit failure of a satellite may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation, wind and flares, and space debris. Other factors that could affect the useful lifespan of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may also result in damage to or loss of a satellite before the end of its expected life. Because of the nature of these satellites, there is no assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, our customers may discover errors or defects in our satellites, or our satellites may not operate as expected after they have been fully deployed to space. Hardware and software errors or defects discovered before launch of the spacecraft to orbit may be mediated while the spacecraft is still on the ground. However, once launched, we will no longer be able to change or service the hardware. While spacecrafts are in orbit, we may be able to fix software errors or defects. If our products fail to perform or perform at reduced levels because of malfunctions or other deficiencies or events outside of our control, we could experience damage to our reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenue, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal action by our customers, issuance of credit to customers and increased insurance costs. Defects, integration issues or other performance problems in our satellites could also result in financial or other damages to our customers. Our customers could seek damages for related losses from us, which could seriously harm our business, financial condition and results of operations. The occurrence of any of these problems would seriously harm our business, financial condition and results of operations. We have experienced on-orbit anomalies and failures of our satellites in the past and may continue to do so in the future. These issues have impacted customer missions, resulting in loss of expected revenue, insurance payouts to customers and other costs.

In 2023, the world experienced an exponential level of growth in the availability of potential applications of artificial intelligence (“AI”). AI could disrupt certain aspects of our business and evolve use of technology in ways that are not yet known. If we are not able to adapt and effectively incorporate potential advantages of AI in our business, it may negatively impact our ability to compete. On the other hand, if we are not able to effectively manage the risks of AI, including the potential for poor or inconsistent quality, privacy concerns, risks related to automated decision-making, and the potential for exposure of confidential and/or propriety information, we may suffer harm to our results of operation and reputation.

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

Our manufacturing capacity is limited, and our facilities may be vulnerable to damage from natural disasters, which could further limited available capacity.

Our facilities used for satellite manufacturing, assembly, integration, and testing are located in Irvine, California, Santa Maria, California, and Torino, Italy. However, we do not currently maintain back-up manufacturing facilities or operations. Our manufacturing facilities may become capacity-constrained, or we could face financial difficulties as a result of a surge in demand for additional satellites, a natural disaster, or other event, including the impacts of the COVID-19 Pandemic. Our manufacturing site is vulnerable to damage or interruption from earthquakes, wildfires, other natural disasters, power loss or aging infrastructure. Any such events could result in the destruction of satellites under construction or inventory, manufacturing delays and other business interruptions, or additional costs, which could materially affect our business, financial condition, and results of operations.

We have material purchase commitments that may impact our profitability.

We entered into software and component supply agreements requiring $20 million of purchase commitments over three years from two affiliates of an equity investor. These supply agreements have minimum payment conditions regardless of the services utilized, the supplier goods or services may not be as valuable as we anticipate relative to alternatives and circumstances may change, and we may not need such services. Consequently, our use of these suppliers in order to fulfill our purchase commitments may materially adversely affect our liquidity. As of December 31, 2023, approximately $12.1 million of the purchase obligations remained outstanding under these supply agreements.

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

Our plans have been, and continue to be, to vertically integrate most of our supply chain by continuing to add additional capabilities including the production and test of printed circuit boards. Building out such capabilities will require significant capital expenditures, including the installation and/or transplantation of complex manufacturing equipment and processes and hiring and training new employees. If we are unable to manage this process successfully, we may fail to meet our objective of near-full vertical integration and could suffer delays in recognizing efficiencies, manufacturing and supply chain delays, product quality and delivery schedules, harm to our reputation with our customers, and loss of customers, which could negatively impact our financial condition and results of operations.

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
•
foreign currency exchange rates and exchange controls; and
•
ongoing compliance with the U.S. Foreign Corrupt Practices Act, U.S. export controls, anti-money laundering and trade sanction laws, and similar anti-corruption and international trade laws in other countries, including trade sanctions laws relating to countries such as Afghanistan, Belarus, Cuba, Iran, North Korea, Russia, Syria, Ukraine (Russia-controlled territories) and Venezuela.

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

Our business could be negatively impacted as a result of actions by activist shareholders or others.

We have previously been, and may continue to be in the future, subject to actions from activist shareholders or others that may not align with our business strategies or the interests of our other shareholders. For example, in October 2023 a shareholder group led by Sophis Investments LLC sent a letter to our Board advocating certain corporate governance changes. While this particular matter has been resolved, as a publicly traded company we may be subject to additional activist shareholder action in the future. Responding to such actions, including the potential submission of proposals or director nominations by activist shareholders for consideration at our annual meeting of stockholders, could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board and senior management from the pursuit of our business strategies. Activist shareholders may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential customers and business partners and may affect our relationships with current customers, suppliers, investors and other third parties. In addition, actions of activist shareholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Risks Related to Economic Conditions and Additional Capital Requirements

We may be negatively affected by global economic conditions or geopolitical factors.

Our operations and performance depend significantly on worldwide economic conditions, and we expect our future growth rate will be affected by the condition of the global economy. Uncertainty about global economic conditions and geopolitical factors, including, but not limited to, inflation (whether real or perceived) and interest rates, the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, the relationship between China and the U.S. and other actual or anticipated military or political conflicts, poses a risk as individual consumers, businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values, or budgetary constraints. Further risks stem from geopolitical tensions and volatility (such as in Cuba, Iran, Syria, Russia, North Korea, Israel and surrounding areas, and the Red Sea region), other future conflicts that may arise, and economic sanctions imposed relating to regions and persons included on sanctioned party lists. Reduced demand could cause a significant delay in the launch of our satellites which in turn could cause a decline in our anticipated future revenue and make it more difficult to operate profitably in the future, potentially compromising our ability to pursue our business plan.

We are unable to predict the future course of industry variables, the strength of the U.S., regional or global economies, or the effects of government actions. Negative economic conditions, such as a major economic downturn or recession, continued inflation, or disruptions in the financial markets, could have a material adverse effect on our business, financial condition or results of operations.

We may require additional capital to support the growth of our business, and this capital might not be available on terms favorable to us, if at all, or may be available only by diluting existing stockholders.

Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt and cash generated from our operations. For example, in May 2023 and September 2023 we completed equity offerings resulting in $37.1 million and $32.5 million of gross proceeds, respectively. We may need to acquire additional alternative financing in the future, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we obtain debt financing, the terms of such debt financing may restrict our ability to incur additional indebtedness, require us to maintain certain financial covenants, or restrict our ability to pay dividends. In addition, macroeconomic and market events (such as the Silicon Valley Bank takeover and current high levels of inflation and interest rates) and global conflicts (such as the currently ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, the relationship between China and the U.S. and other actual or anticipated military or political conflicts), and investor willingness to fund emerging growth companies such as ours may negatively impact our access to the financial markets. If we need additional capital and cannot raise it on acceptable terms, or at all, our business, financial conditions, and results of operations may be negatively impacted.

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

Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business.

As a provider of products in the aerospace and defense industry, we face a multitude of security threats, including cybersecurity threats ranging from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, organizations, including nation state actors, which target the defense industrial base and other critical infrastructure sectors. The risk of cyberattacks has also increased, and is expected to continue to increase, in connection with geopolitical events and dynamics, including ongoing conflicts in Europe and the Middle East and tensions with Russia, China, North Korea, Iran and other states. State-sponsored parties or their supporters may launch retaliatory cyberattacks, and may attempt to cause supply chain disruptions, or carry out other geopolitically motivated retaliatory actions that may adversely disrupt or degrade our operations and may result in data compromise. The sophistication of the threats also continues to evolve and grow, including the risk associated with the use of emerging technologies, such as artificial intelligence and quantum computing, for nefarious purposes. In addition to cybersecurity threats, we could face threats to the security of our facilities and employees from terrorist acts, sabotage or other disruptions, any of which could adversely affect our business. The improper conduct of our employees or others working on behalf of us who have access to export controlled, classified or other sensitive information could also adversely affect our business and reputation.

If we are unable to protect sensitive information, including complying with evolving information security, data protection and privacy regulations, our customers or governmental authorities could investigate the adequacy of our threat mitigation and detection processes and procedures; and could bring actions against us for noncompliance with applicable laws and regulations. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as suppliers and vendors) could be compromised, which could adversely affect our business. Products and services we provide to customers also carry cybersecurity risks, including risks that they could be breached or fail to detect, prevent or combat attacks, which could result in losses to our customers and claims against us, and could harm our relationships with our customers and financial results.

Given the persistence, sophistication, volume and novelty of threats we face, we may not be successful in preventing or mitigating an attack that could have a material adverse effect on us and the costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. The national security aspects of our business and much of the data we protect increase and create different risks relative to other industries. National security considerations may also preclude us from publicly disclosing a cybersecurity incident.

Our customers and suppliers face similar security threats and an incident at one of these entities could adversely impact our business. These entities are typically outside our control and may have access to our information with varying levels of security and cybersecurity resources, expertise, safeguards and capabilities. Their relationships with government contractors may increase the risk that they are targeted by the same threats we face, however, they may not be as prepared for such threats. Adversaries actively seek to exploit security and cybersecurity weaknesses in our supply chain. Breaches in our multi-tiered supply chain has, and could in the future compromise our data and adversely affect customer deliverables. We also must rely on our supply chain for adequately detecting and reporting cyber incidents, which could affect our ability to report or respond to cybersecurity incidents effectively or in a timely manner.

For information on our cybersecurity risk management, strategy and governance, see Item 1C. - Cybersecurity.

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

We may be affected by global climate change and our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.

Increased concern over climate change has led to new and proposed legislative and regulatory initiatives regarding emissions of greenhouse gasses and climate change. New or revised laws, regulations and policies in this area and customer decarbonization requirements could directly and indirectly affect us and our customers and suppliers, including by increasing the costs of production or impacting demand for certain products or materials, which could result in an adverse effect on our financial condition, results of operations and cash flows. Since we utilize electricity and other energy sources to operate our facilities, significant increased energy costs and/or costs to transition to renewable energy sources, as a result of new laws, such as carbon pricing or product energy efficiency requirements, or as a result of customer requirements, could be passed along to us or our customers and suppliers. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures us or our customers or suppliers. Further, physical risks associated with climate change may result in an increased exposure to, and impact of, events with damage due to flooding, extreme winds and extreme precipitation for our offices and manufacturing facilities. Prolonged periods of drought may result in wildfires and/or restrictions on water use. These climate-related impacts may have an adverse effect on production capacity at our or our suppliers’ or customers’ manufacturing facilities. These types of incidents could have a negative effect on our results of operations and financial condition.

Additionally, we are subject to various other international, federal, state, provincial and local environmental laws and regulations relating to the operation of our businesses, including those governing pollution, the handling, storage, disposal and transportation of hazardous substances and the cleanup of contamination should it arise. The imposition of more stringent standards or requirements under environmental laws or regulations or a determination that we are responsible for a release of hazardous substances at our sites could result in significant costs, including cleanup costs, fines, sanctions and third-party claims.

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

We have incurred losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023, we had approximately $236 million and $322 million net operating loss carryforwards (“NOLs”) in our federal and state tax jurisdictions, respectively. It is possible that we will not generate sufficient taxable income to use these NOLs before their expiration or at all.

Under legislation informally known as the Tax Act, as modified by the CARES Act, U.S. federal NOLs generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our NOLs are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code (the “IRC”), our federal NOLs and other tax attributes (such as research tax credits) may become subject to an annual limitation in the event of certain cumulative ownership changes. An “ownership change” pursuant to Section 382 of the IRC generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize NOLs and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of any such ownership changes. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected.

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness and payment obligations that could affect operations and financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of December 31, 2023, we had a substantial amount of indebtedness, consisting of approximately $177.4 million principal amount of first lien debt and $112.3 million principal amount of second lien convertible notes due 2027 issued to Lockheed Martin on October 31, 2022 (the “Convertible Notes due 2027”). In addition, we have $16.9 million of payment obligations owed to the Insider PIPE Investor and under warrants issued to affiliates of Francisco Partners pursuant to a stock and warrant purchase agreement entered into on March 25, 2022 (the “Stock and Warrant Purchase Agreement”), such warrant holders have the right to require us to exchange such warrants for $25 million in cash on March 25, 2025. For additional information on the terms of such indebtedness and payment obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 5 “Debt” to the consolidated financial statements for a full description of our long-term debt.

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

Restrictions imposed by our outstanding indebtedness under the note purchase agreement we entered into on November 24, 2021 with affiliates of Francisco Partners (as amended, the “FP Note Purchase Agreement”), the note purchase agreement we entered into on March 8, 2021 with Lockheed Martin (as amended, the “Lockheed Note Purchase Agreement”), and the convertible note and warrant purchase agreement we entered into with Lockheed Martin on October 31, 2022 (the “Convertible Note and Warrant Purchase Agreement” and together with the FP Note Purchase Agreement and Lockheed Note Purchase Agreement, the “Note Purchase Agreements”) may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities. Each of these agreements contains restrictive covenants that limit our ability to engage in certain types of activities and transactions that may be in our long-term best interests. In addition, the Note Purchase Agreements include a financial liquidity maintenance covenant that is tested on a quarterly basis and a financial minimum Consolidated Adjusted EBITDA maintenance covenant requiring at least $0 of Consolidated Adjusted EBITDA (the “EBITDA Financial Covenant”) that will be tested on a quarterly basis commencing with the quarter ending December 31, 2024 (unless further extended through qualified equity issuances pursuant to the terms of the Note Purchase Agreements). These covenants restrict our ability and the ability of our restricted subsidiaries, among other things, to:

•
incur additional indebtedness and create additional liens;
•
pay dividends on our capital stock or redeem, repurchase, or retire our capital stock or indebtedness;
•
make investments, loans, advances, and acquisitions;
•
repay prior to maturity certain other indebtedness;
•
engage in transactions with our affiliates;
•
sell assets, including capital stock of our subsidiaries; and
•
consolidate or merge.

The failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all outstanding indebtedness under the Note Purchase Agreements. In the event our lenders accelerate the repayment of any outstanding indebtedness, we may not have sufficient cash and assets to repay such indebtedness, which could lead to a breach and acceleration of these obligations, in which event we may not have sufficient resources to pay and in turn could precipitate an insolvency event of filing. Also, as disclosed in Note 1 of our consolidated financial statements, we have substantial doubt as to our ability to continue as a going concern based on uncertainty regarding our ability to comply with the EBITDA Financial Covenant, which could adversely impact investors as well as our relationships with employees and suppliers. Whether or not we are able to ultimately comply with the EBITDA Financial Covenant is subject to a number of risks and uncertainties including, among other things, the risk of supply chain delays, our ability to win new customer orders, our ability to execute programs on schedule and in a cost-effective manner, or our ability to extend the EBITDA Financial Covenant beyond December 31, 2024 through qualified equity issuances.

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

Risks Related to Being a Public Company

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, some members of our management team have limited experience in operating a public company.

As a public company, we incur substantial legal, accounting, administrative, and other costs and expenses that Legacy Terran Orbital did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities that

Legacy Terran Orbital had not done previously. For example, we adopted new internal controls and disclosure controls and procedures. In addition, we incur expenses associated with SEC reporting requirements. Furthermore, we have identified issues in complying with those requirements, and if further issues are identified (for example, we identified material weaknesses in internal control over financial reporting and additional material weaknesses may be identified in the future), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers, and director and officer liability insurance for public companies is expensive. The additional reporting and other obligations imposed by these rules and regulations have, and will continue to, increase legal and financial compliance costs and the costs of related legal, accounting, and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Certain of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the ongoing transition to a public company subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could result in an increasing amount of their time that may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. The failure to maintain compliance with U.S. public company requirements could subject the company to regulatory inquiries, investigations, sanctions, and penalties, which could materially affect our stock performance, reputation, financial results, and continued status as a public company. In addition, continuing to develop, implement and maintain standards and controls necessary to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees in future periods to support our operations as a public company, which could increase our operating costs in such periods.

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

In connection with the preparation and audit of our financial statements for the year ended December 31, 2023, certain material weaknesses were identified in our internal control over financial reporting, as described in Part II, Item 9A “Controls and Procedures” of this Annual Report.

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

Our common stock and public warrants are listed on the NYSE under the symbols “LLAP” and “LLAP WS,” respectively. However, an active trading market for our common stock or warrants may not be sustained. Furthermore, we cannot ensure that we will be able to satisfy the continued listing standards of the NYSE going forward. If we cannot satisfy the continued listing standards going forward, the NYSE may commence delisting procedures against us, which could result in our common stock or public warrants being removed from listing on the NYSE. If any of our common stock or public warrants were to be delisted, the liquidity of our common stock or warrants could be adversely affected and the market price of our common stock or warrants could decrease. Delisting could also adversely affect our security holders’ ability to trade or obtain quotations on our securities because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask price for our securities. You may also not be able to resell your common stock or warrants at or above the price you paid for such securities or at all.

Our stockholder rights agreement includes terms and conditions which could discourage a takeover or other transaction that stockholders may consider favorable.

On March 4, 2024, in order to protect the Company and our stockholders from coercive or otherwise unfair takeover tactics, we entered into a Rights Agreement dated as of March 4, 2024, with Continental Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agreement”). In connection with the Rights Agreement, stockholders of record at the close of business on March 14, 2024 received a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. Each Right entitles the registered holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.0001 (the “Preferred Stock”), for $5.35, subject to adjustment under certain conditions once the Rights become exercisable. The Rights are not exercisable until the earlier of: (i) ten business days after the public announcement that a person or group has become an “Acquiring Person” (as defined in the Rights Agreement) by obtaining beneficial ownership of 15% or more of our outstanding common stock and (ii) ten business days (or a later date determined by the Board before any person or group becomes an Acquiring Person) after a person or group Commences (as defined in the Rights Agreement) a tender or exchange offer which, if completed, would result in that person or group becoming an Acquiring Person. The Rights will expire at the close of business on March 4, 2027; provided that if the Company’s stockholders have not approved the Rights Agreement by the close of business on March 4, 2025, the Rights will expire at such time, in each case, unless previously redeemed or exchanged by the Board. The full description and terms of the Rights are set forth in the Rights Agreement.

While in effect, the Rights Agreement could make it more difficult for a third party to acquire control of the Company or a large block of our common stock without the approval of the Board. Additionally, if exercised, the Rights will cause substantial dilution to any stockholder who does not exercise such Right, including any person or group that attempts to acquire us on terms not approved by the Board. The potential exercise of the Rights may delay or prevent a change in control of the Company, discouraging bids for the common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.

The trading price of our securities may be volatile.

The trading price of publicly traded securities, including our common stock, is subject to extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors, many of which are beyond our control, including but not limited to those factors listed above and the following, to the extent not already stated:

•
results of operations that vary from the expectations of securities analysts and investors;
•
results of operations that vary from those of our competitors;
•
the impact of the COVID-19 Pandemic and global geopolitical events (including, but not limited to, the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, the relationship between China and the U.S., geopolitical tensions and volatility in Cuba, Iran, Syria, Russia, North Korea, Israel and surrounding areas, and the Red Sea region, and other actual or anticipated military or political conflicts) and the effect on our business and financial conditions;
•
changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•
volatility in the market prices of stocks of our competitors and the stock market generally;
•
strategic actions by us or our competitors;
•
announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•
any significant change in our management;
•
changes in general economic or market conditions or trends in our industry or markets (including high levels or fluctuations in inflation or interest rates);
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

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in additional securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to it and such other factors as the Board may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness, including the Francisco Partners Facility, and may be limited by covenants of any future indebtedness we incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk and is aligned to our business goals and strategy. Key elements of our cybersecurity risk management program include:

•
a security team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;
•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
the use of technologies, products, specialized IT tools and external service providers, where appropriate, to assess, test, understand, manage, mitigate and continually remediate identified risks, or otherwise assist with aspects of our security procedures;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•
training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures; and
•
a third-party risk management process for service providers, suppliers, and vendors.

All cybersecurity risks are logged into our cybersecurity risk register where they are tracked for remediation. These cybersecurity risks are discussed with management for resolution planning and escalation. We leverage recognized cybersecurity frameworks to drive strategic direction and maturity improvement and engage third party security experts for risk assessments, risk mitigation actions, vulnerability identification, and program enhancements.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident that could have a material negative impact. For more information about these risks, please see “Item 1A. Risk Factors - Cyber-attacks and other security threats and disruptions could have a material adverse effect on our business” in this annual report on Form 10-K.

Cybersecurity Governance

It is management’s responsibility to manage cybersecurity risks, as described above, and bring to the Board’s attention material risks. Our information security program is managed by our Senior Vice President and Chief Information Officer (“CIO”), who has over 25 years of IT Risk Management experience. The CIO’s cybersecurity team, which includes a team of personnel with more than 30 years of collective information and product security experience, ranging from early-career professionals with cybersecurity degrees to seasoned professionals with multiple cybersecurity-related certifications, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The CIO provides periodic reports to our management team and our Board, as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of related projects, assessments, and emerging threats. Our cybersecurity program is regularly evaluated and reported on to senior management and the Board.

Item 2. Properties.

As of December 31, 2023, our principal corporate and engineering offices are located in Boca Raton, Florida, Melbourne, Florida, Irvine, California, and Torino, Italy. Our facilities used for satellite manufacturing, assembly, integration, and testing are located in Irvine, California (approximately 98,000 square feet), Santa Maria, California (approximately 18,000 square feet), and Torino, Italy (approximately 4,000 square feet). In February 2023, we executed a lease for approximately 94,000 square feet of additional manufacturing and assembly space in Irvine, California, which is expected to commence in the second quarter of 2024. All of our properties are subject to long-term operating leases.

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

Market Information

We have one class of common stock outstanding.

Beginning on March 28, 2022, our common stock and public warrants began trading on the NYSE under the symbols “LLAP” and “LLAP WS,” respectively. From March 2021 until the consummation of the Tailwind Two Merger, our common stock and public warrants were publicly traded on the NYSE under the symbols “TWNT” and “TWNT WS,” respectively.

Holders of Record

As of March 25, 2024 the number of stockholders of record of our common stock was 48, which does not include the number of stockholders who hold our common stock through banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any dividends on our common stock. We intend to retain future earnings, if any, for future operations, expansion, and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended December 31, 2023.

Issuer Purchases of Equity Securities

There were no repurchases of any shares of our common stock during the three months ended December 31, 2023.

Equity Compensation Plan Information

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Item 6. Reserved

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

BUSINESS AND BASIS OF PRESENTATION

We are a leading manufacturer of satellite products primarily serving the aerospace and defense industries. We provide end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and on-orbit support to meet the needs of our military, civil, and commercial customers. We have a foreign subsidiary based in Torino, Italy.

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

In recent years, we have expanded our headcount and production facilities in order to position ourselves to be awarded, and have the capacity to execute on, larger contracts with recurring revenue opportunities. These growth initiatives are principally located in Irvine, California near our existing facilities. Our existing portfolio of contracts includes multiple-satellite constellations as well as several technology demonstrations, prototypes, and studies with the potential for option exercises or follow-on contracts for multiple-satellite constellations. Accordingly, we are incurring a heightened level of operating expenses in advance of larger customer awards. These opportunities are subject to numerous uncertainties, including but not limited to: the customer may withdraw the opportunity, we may not submit a proposal, or we may not win a contract award or the full value of the award.

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

Rivada Agreement

During February 2023, we entered into an agreement with Rivada providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of approximately $2.4 billion. The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether we ultimately recognize revenue and profit on this contract is subject to a number of uncertainties including, among other things, our ability to successfully perform our obligations, increase our manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement was $6.9 million during 2023.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to 2022

The following table presents our consolidated results of operations for the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022	$ Change
Revenue	$135,915	$94,237	$41,678
Cost of sales	127,355	111,494	15,861
Gross profit (loss)	8,560	(17,257)	25,817
Selling, general, and administrative expenses	117,458	111,870	5,588
Loss on impairment	-	23,694	(23,694)
Loss from operations	(108,898)	(152,821)	43,923
Interest expense, net	48,502	26,644	21,858
Loss on extinguishment of debt	-	23,141	(23,141)
Change in fair value of warrant and derivative liabilities	(5,488)	(43,300)	37,812
Other (income) expense	(103)	4,514	(4,617)
Loss before income taxes	(151,809)	(163,820)	12,011
Provision for income taxes	34	160	(126)
Net loss	$(151,843)	$(163,980)	$12,137

Revenue

The increase in revenue was primarily due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods.

During 2023 and 2022, revenue included an estimated negative impact of $6.1 million and $7.0 million, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of December 31, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The increase in cost of sales was primarily due to the following:

•
an increase of $25.8 million in labor, materials, third-party services, overhead (exclusive of allocated share-based compensation and depreciation), launch costs, and other direct costs incurred in satisfying our customer contracts; and
•
an increase of $2.5 million in depreciation and amortization as a result of increased production capacity and production levels.

These increases were partially offset by the following:

•
a decrease of $6.8 million in share-based compensation expense primarily due to a $2.1 million non-recurring cumulative impact recognized during the first quarter of 2022 due to the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards as well as certain awards granted in connection with the Tailwind Two Merger that became fully expensed during the first quarter of 2023, net of an increase due to additional awards in 2023;
•
a decrease of $3.9 million related to reserves for anticipated losses on contracts as we recorded a $1.9 million decrease in reserves during 2023 primarily due to the termination of an unfavorable contract compared to a $2.0 million increase in reserves during 2022; and
•
a decrease of $2.1 million related to scrap and obsolete materials and services due to production challenges and the write-off of launch costs due to a missed launch during 2022.

During 2023 and 2022, cost of sales included an estimated negative impact of $2.1 million and a negative impact of $11.3 million, respectively, related to EAC adjustments on our firm fixed price contracts and non-recurring changes in estimates related to inventory. While we believe our estimates as of December 31, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our EACs could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The increase in selling, general, and administrative expenses was primarily due to the following:

•
an increase of $13.2 million in labor and benefits, net of allocated overhead, due to the increase in headcount as part of our growth initiatives;
•
an increase of $9.7 million in research and development activities, exclusive of allocated share-based compensation and depreciation, related to the development of new modules and payloads;
•
an increase of $6.8 million in sales and marketing and business development;
•
an increase of $2.7 million technology costs, net of allocated overhead, due to an increase in overall headcount and solutions utilized;
•
an increase of $1.3 million in depreciation and amortization; and
•
an increase of $1.1 million in facilities expense, net of allocated overhead.

These increases were partially offset by the following:

•
a decrease of $22.8 million in share-based compensation expense primarily due to a $15.1 million non-recurring cumulative impact recognized during the first quarter of 2022 due to the closing of the Tailwind Two Merger satisfying a vesting condition on certain awards as well as certain awards granted in connection with the Tailwind Two Merger that became fully expensed during the first quarter of 2023, net of an increase due to additional awards in 2023; and
•
a decrease of $4.3 million in accounting, legal, and other professional fees.

Loss on Impairment

There were no material impairments during 2023.

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

Interest Expense, net

The increase in interest expense, net was due to (i) an increase in contractual interest of $10.2 million primarily as a result of higher debt balances due to our financing transaction during the fourth quarter of 2022, (ii) an increase in amortization related to discount on debt of $9.4 million, and (iii) a decrease in capitalized interest of $2.0 million as we are no longer developing our Earth observation constellation.

Loss on Extinguishment of Debt

There was no long on extinguishment of debt during 2023.

During 2022, loss on extinguishment of debt totaled $23.1 million and related to the refinancing and extinguishment of our debt obligations in connection with the Tailwind Two Merger.

Change in Fair Value of Warrant and Derivative Liabilities

The change in fair value of warrant and derivative liabilities relates to the periodic fair value remeasurement of liability-classified warrants and derivatives issued in connection with our financing transactions.

During 2023, the gain on change in fair value was primarily due to a decrease in the market price of our common stock and warrants, which drove the decrease in the overall fair value of our warrants and derivatives during the period, partially offset by an increase in the fair value of certain warrants containing a put right feature during the period.

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

Other (Income) Expense

Other income was not material during 2023.

During 2022, other expense primarily related to $3.4 million of non-recurring legal and accounting fees associated with our financing transactions during the period, and $1.0 million of expense associated with the fair value of common stock issued as consideration for the execution of a committed equity facility.

Provision for Income Taxes

Provision for income taxes for 2023 was $34 thousand, resulting in an effective tax rate for the period of 0.0%. We had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was related to taxable income from our foreign subsidiary.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for 2023 and 2022:

	Years Ended December 31,
(in thousands)	2023	2022	$ Change
Gross profit (loss)	$8,560	$(17,257)	$25,817
Share-based compensation expense	5,850	12,652	(6,802)
Depreciation and amortization	4,946	2,415	2,531
Adjusted gross profit (loss)	$19,356	$(2,190)	$21,546

The increase in Adjusted Gross Profit was largely due to the continued and increased level of progress made in satisfying our customer contracts and reflects the ongoing favorable impact from significant contract wins and modifications in recent periods as well as the estimated impact from EAC adjustments and non-recurring changes in estimates related to inventory, which had a negative impact of $4.0 million and $18.3 million during 2023 and 2022, respectively. While we believe our estimates as of December 31, 2023 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for 2023 and 2022:

	Years Ended December 31,
(in thousands)	2023	2022	$ Change
Net loss	$(151,843)	$(163,980)	$12,137
Interest expense, net	48,502	26,644	21,858
Provision for income taxes	34	160	(126)
Depreciation and amortization	7,843	4,008	3,835
Share-based compensation expense	21,467	51,082	(29,615)
Loss on extinguishment of debt	-	23,141	(23,141)
Change in fair value of warrant and derivative liabilities	(5,488)	(43,300)	37,812
Loss on impairment	-	23,694	(23,694)
Other, net(a)	2,036	9,075	(7,039)
Adjusted EBITDA	$(77,449)	$(69,476)	$(7,973)

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

KEY PERFORMANCE INDICATORS

We view growth in backlog as a key measure of our business growth. Backlog represents the estimated dollar value of executed contracts and exercised contract options, including both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts, for which work has not been performed (also known as the remaining performance obligations on a contract). The unfunded portion of enforceable contracts is accounted for as variable consideration and is reported at our estimate of the most likely amount to which the Company is expected to be entitled. Backlog does not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts. Although backlog reflects business associated with contracts that are considered to be firm, terminations, amendments or contract cancellations may occur, which could result in a reduction in our total backlog.

Our backlog totaled $2.7 billion and $170.8 million as of December 31, 2023 and 2022, respectively. The increase in backlog was primarily due to the Rivada Agreement as well as increased support for the SDA’s Transport Layer program. The increase in backlog was partially offset by revenue recognized and terminations that occurred during the period.

As of December 31, 2023, the Rivada Agreement represented 88% of our backlog and programs associated with Lockheed Martin represented approximately 8% of our backlog.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically funded our operations primarily through the issuance of debt and equity securities. Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to meet operational needs, (iii) upgrade of information technology, and (iv) research and development initiatives. Our long-term liquidity requirements include initiatives related to (i) design and development of payload solutions, (ii) expansion of advanced manufacturing and assembly facilities and capabilities, and (iii) development of new satellite components, infrastructure, and software. The timing and amount of spend on these initiatives may be materially delayed, reduced, or cancelled as a result of the level of our financial resources and available financing opportunities. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred as a result of the Tailwind Two Merger and other financing transactions. Our sources of liquidity include cash generated from operations, potential proceeds from the exercise of warrants, and potential proceeds from the issuance of debt and/or equity securities.

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

There can be no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants, and the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of March 25, 2024, the market price of our common stock is less than the exercise price for all warrants. We believe that based on the current trading prices of our common stock it is uncertain whether we will receive cash proceeds from the exercise of warrants in the next twelve months. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants outstanding as of December 31, 2023 for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $464.9 million.

As of December 31, 2023, we had $71.7 million of cash and cash equivalents, which included $3.2 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, the earnings of our foreign subsidiary are essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

We rely on winning new customer orders, timely execution of programs and, ultimately, collections from customers to provide liquidity and fund our business plan. Our customer contracts are generally structured to result in advance payments to mitigate program and credit risk. The failure to win new orders, execute on programs on schedule or collect from customers in a timely manner would negatively impact our liquidity and increase our need to rely on capital raising activities to provide liquidity. In order to proceed with our strategic business plan, we may need to raise additional funds through the issuance of additional debt, equity, or other commercial arrangements, which may not be available to us when needed or on terms that we deem to be favorable. To the extent we raise additional capital through the sale of equity or convertible securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations may be materially and adversely affected. We may be required to delay, limit, reduce or terminate parts of our strategic business plan or future commercialization efforts. There can be no assurance that we will be able to obtain financing on acceptable terms. Furthermore, our ability to meet our debt service obligations and other capital requirements depends on, among other things, our future operating performance, which is subject to future general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions, or other events may cause us to seek equity and/or debt financing in future periods.

Long-term Debt

As of December 31, 2023, long-term debt was comprised of the following (including accrued interest paid-in-kind):

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	December 31, 2023
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000
Beach Point Rollover Debt(1)	March 2021	April 2026	11.25%	Quarterly	32,380
Convertible Notes due 2027(2)	October 2022	October 2027	10.00%	Quarterly	112,251
PIPE Investment Obligation(3)	March 2022	December 2025	N/A	N/A	16,875
Equipment Financings(4)					2,287
Finance leases					4,988
Unamortized deferred issuance costs					(2,664)
Unamortized discount on debt					(128,367)
Total debt					182,773
Current portion of long-term debt					11,740
Long-term debt					$171,033

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

In January 2024, we paid $1.875 million of principal related to the PIPE Investment Obligation, which was outstanding as of December 31, 2023.

Our primary corporate debt agreements contain a liquidity maintenance financial covenant requiring us to have an amount of unrestricted cash and cash equivalents of the greater of $20 million or 15% of certain aggregated funded indebtedness for each fiscal quarter end. In addition, our corporate debt agreements have a financial covenant related to the EBITDA Financial Covenant. The commencement of the EBITDA Financial Covenant may be further delayed by one quarter for every additional $25.0 million of net cash proceeds received from qualified equity issuances. If we are unable to comply with these financial covenants, our creditors may accelerate the principal and interest on our primary corporate indebtedness to be immediately due and payable. As of December 31, 2023, debt subject to the these financial covenants totaled $289.7 million with related accrued but unpaid interest of $2.1 million.

As of December 31, 2023, we were in compliance with all financial covenants. However, there is uncertainty regarding our ability to comply with the EBITDA Financial Covenant for at least twelve months from the issuance of these consolidated financial statements. To address the potential future breach of the EBITDA Financial Covenant, we are executing on our business plan to improve operating results. Additionally, we are in active discussions with funding sources to have access to additional sources of qualified equity issuances in the event needed to extend the EBITDA Financial Covenant beyond December 31, 2024. Furthermore, we can request waivers from existing creditors to waive the EBITDA Financial Covenant to the extent necessary. We cannot provide assurances that we will be successful in improving operating results, obtaining new financing, and/or receiving waivers to the EBITDA Financial Covenant. Our inability to improve operating results, raise capital through qualified equity issuances, or receive waivers may negatively impact our compliance with the EBITDA Financial Covenant, which may have a material adverse impact on our financial condition. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Warrants and Derivatives

Liability-classified Warrants and Derivatives

As of December 31, 2023, our liability-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise/Conversion Price	Fair Value
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$1,346
Private Placement Warrants	78,000	March 2021	March 2027	11.50	5
FP Combination Warrants(1)	8,291,704	March 2022	March 2027	10.00	21,476
2027 Warrants	17,253,279	October 2022	October 2027	2.898	9,842
Conversion Option Derivative(2)	38,733,878	October 2022	October 2027	2.898	1,793
Warrant and derivative liabilities	83,578,821				$34,462

(1) - Holders have the right to exchange the warrants for a $25 million cash payment on March 25, 2025.

(2) - Represents the bifurcated embedded derivative associated with the Convertible Notes due 2027’s conversion option.

Equity-classified Warrants and Derivatives

As of December 31, 2023, our equity-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise Price
Combination Warrants	2,763,902	March 2022	March 2027	$10.00
RDO Warrants	29,000,000	May 2023	November 2028	1.43
Placement Agent Warrants	2,030,000	May 2023	May 2028	1.60
CMPO Warrants	23,214,290	September 2023	September 2028	1.50
CMPO Placement Agent Warrants	1,625,000	September 2023	September 2028	1.75
Total equity-classified warrants and derivatives	58,633,192

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

As of December 31, 2023, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock. We terminated the Committed Equity Facility in March 2024.

Refer to Note 8 “Shareholders’ Deficit” to the consolidated financial statements for a full description of the Committed Equity Facility.

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

Operating Leases

Refer to Note 15 “Leases” to the consolidated financial statements for further information regarding our operating leases.

Purchase Commitments

Our material cash requirements for purchases of goods or services entered into in the ordinary course of business, including purchase orders and contractual obligations, primarily relate to materials and services required to manufacture, assemble, integrate, and test satellites and satellite buses in connection with satisfying our customer contracts.

Refer to Note 12 “Commitments and Contingencies” to the consolidated financial statements for further information regarding our purchase commitments

Off-Balance Sheet Arrangements

As of December 31, 2023, we do not have any material off-balance sheet arrangements other than our equity-classified warrants and derivatives, which are discussed above. Our equity-classified warrants and derivatives are both indexed to and classified as equity under GAAP.

Cash Flow Analysis

The following table is a summary of our cash flow activity for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2023	2022	$ Change
Net cash used in operating activities	$(55,720)	$(81,804)	$26,084
Net cash used in investing activities	(23,147)	(22,469)	(678)
Net cash provided by financing activities	56,808	170,549	(113,741)
Effect of exchange rate fluctuations on cash and cash equivalents	161	(40)	201
Net (decrease) increase in cash and cash equivalents	$(21,898)	$66,236	$(88,134)

Cash Flows from Operating Activities

The decrease in net cash used in operating activities was primarily due an increase in cash received from customers, partially offset by an increase in selling, general, and administrative expenses and outflows related to satisfying customer contracts and other working capital needs. The remainder of the activity in net cash used in operating activities is related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily driven by an increase in spending associated with the expansion of our manufacturing facilities and equipment in connection with our growth initiatives, partially offset by a decrease in outflows of $7.1 million associated with the development of company-owned satellites as we are no longer developing our Earth observation constellation.

Cash Flows from Financing Activities

During 2023, net cash provided by financing activities primarily consisted of $47.4 million of proceeds received allocated to the issuance of warrant and derivative instruments and $22.2 million of proceeds received allocated to the issuance of common stock. These increases were partially offset by $8.8 million related to the repayment of long-term debt, inclusive of prepayments on finance leases, and $6.2 million related to the payment of issuance costs related to our financing transactions.

During 2022, net cash provided by financing activities primarily consisted of $101.7 million of proceeds received allocated to the issuance of warrant and derivative instruments, $77.4 million of proceeds received allocated to the issuance of debt, $58.4 million of proceeds received from the Tailwind Two Merger and the PIPE Investment, and $14.8 million of proceeds received allocated to the issuance of common stock. These increases were partially offset by $49.5 million of payment of issuance costs related to our financing transactions and $32.9 million related to the repayment of long-term debt.

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

Based on the results of the periodic EAC process, any adjustments to revenue, cost of sales, and the related impact to gross profit are recognized on a cumulative catch-up basis in the period they become known. These adjustments may result from positive program performance, and may result in an increase in gross profit during the performance of individual performance obligations, if it is determined we will be successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. Likewise, these adjustments may result in a decrease in gross profit if it is determined we will not be successful in mitigating these risks or realizing related opportunities. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

Some of our long-term contracts contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. Variable consideration is estimated at the most likely amount to which we expect to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available. The unfunded portion of enforceable contracts are accounted for as variable consideration.

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

Fair Value Measurements

The measurement of our share-based compensation awards and warrant and derivative financial instruments are based on the fair value of our common stock.

Prior to the Tailwind Two Merger, there was no public market for Legacy Terran Orbital’s common stock. As such, the estimated fair value of Legacy Terran Orbital’s common stock was subject to a significant level of estimation uncertainty. There were no estimates of the fair value of Legacy Terran Orbital’s common stock performed during 2022 prior to the Tailwind Two Merger.

Following the Tailwind Two Merger, there is a public market for Terran Orbital Corporation’s common stock and certain warrants and derivatives. Accordingly, the fair value of Terran Orbital Corporation’s common stock and applicable warrant and derivative financial instruments is based on the closing price on the relevant valuation date as reported on the NYSE, thereby eliminating the significant level of estimation uncertainty.

The fair values of certain warrants and derivatives were estimated using the Black-Scholes option-pricing model. In addition to the fair value of common stock, additional assumptions used in the Black-Scholes option-pricing model included:

•
The exercise price of the instruments;
•
Expected term of the instruments;
•
Expected volatility based upon the historical and implied volatility of common stock for selected peers;
•
Expected dividend yield of zero as there is no history or plan of declaring dividends on common stock; and
•
Risk-free interest rate based on U.S. treasury bonds with a zero-coupon rate.

The fair values of certain warrants and derivatives were estimated using models similar to that of the Black-Scholes option-pricing model and included additional assumptions such as the estimated counterparty credit spread based on an estimated credit rating of CCC and below.

The fair value of the Conversion Option Derivative was estimated as the difference in the fair value of the Convertible Notes due 2027 inclusive of the conversion option and the fair value of the Convertible Notes due 2027 exclusive of the conversion option. The fair value inclusive of the conversion option was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, (v) contractual features such as prepayment options, call premiums and default provisions, (vi) price per share of common stock, (vii) dividend yield, and (viii) estimated volatility. The fair value exclusive of the conversion option, along with certain other long-term debt instruments, was estimated using a discounted cash flow method using a discount rate based on an estimated credit rating of CCC and below plus a risk-free interest rate.

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

The assumptions underlying these valuations represented our best estimate, which involved inherent uncertainties and the application of judgment. If we had used different assumptions or estimates, the estimated fair value of the instruments described above could have been materially different.

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

Long-lived Assets Impairment

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the net carrying amount of an asset or asset group may not be fully recoverable. We group assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the net carrying amount of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows of the asset group are less than its net carrying amount, an impairment loss is recognized based on the amount by which the net carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was not effective as of December 31, 2023 because all of our previously disclosed material weaknesses in the Annual Report on Form 10-K filed with the SEC on March 23, 2023 (the “2022 Annual Report”), except for one, remain to be remediated.

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

Remediation Plan

We are actively working to remediate our identified material weaknesses. These remediation measures are ongoing and include (i) hiring additional accounting and IT personnel to bolster our technical reporting, transactional accounting, internal controls, and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing formal controls over segregation of duties; (iii) designing and implementing formal processes, accounting policies, procedures, and controls supporting our financial close process, including completion of business performance reviews, creating standard balance sheet reconciliation templates, and journal entry controls; and (iv) designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over data backups, and controls over program development efforts. We implemented a new enterprise resource planning system on January 1, 2023 in connection with our remediation efforts and we anticipate to implement additional modules and functionality during 2024 that will further assist in our remediation efforts.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than changes related to the remediation of a material weakness as described below.

Remediation of a Previously Disclosed Material Weakness

As disclosed in the 2022 Annual Report, our management concluded that a material weakness existed regarding an ineffective risk assessment process that operates at a precise enough level to identify new and evolving risks of material misstatement in our financial statements as changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting. During 2023, we remediated the material weakness by implementing a new and comprehensive risk assessment process related to the identification, evaluation, and monitoring of (as well as the response to) risks of material misstatements, whether due to error or fraud, in our financial reporting, allowing management to implement new controls or change existing controls that are responsive to new and evolving risks of material misstatement in our financial statements, exclusive of the material weaknesses described above.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end of December 31, 2023 (the “Proxy Statement”).

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

The following table provides information as of December 31, 2023 with respect to shares of our common stock issuable under the 2021 Plan:

		Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders:
2021 Plan (1)(2)(3)	23,578,719	$0.05	4,514,920

Equity compensation plans not approved by shareholders	—	—	—
Total	23,578,719		4,514,920

(1) Column (a) includes (i) 15,941,115 of the 19,298,409 share-based compensation awards authorized by the 2021 Plan, (ii) 3,338,458 of the 5,440,438 share-based compensation awards authorized by the merger agreement governing the Tailwind Two Merger, and (iii) 4,299,146 share-based compensation awards of Legacy Terran Orbital that were converted into share-based compensation awards of Terran Orbital Corporation. The share-based compensation awards for (ii) and (iii) are incremental to, and do not count against, the authorized share pool of the 2021 Plan.

(2) Column (a) includes (i) 19,234,312 shares of common stock that may be issued upon the vesting and settlement of service-based restricted stock unit (”RSUs”), (ii) 3,338,458 shares of common stock that may be issued upon the vesting and settlement of market-based RSUs, and (iii) 1,005,949 shares of common stock that may be issued upon the exercise of service-based stock options.

(3) The weighted-average exercise price in column (b) is inclusive of outstanding RSUs, which result in the issuance of shares of common stock for no consideration. Excluding the RSUs, the weighted-average exercise price is equal to $1.10.

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

Exhibit Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 28, 2021, by and among the Terran Orbital Corporation, Tailwind Two Acquisition Corp. and Titan Merger Sub, Inc.	8-K	2.1	10/28/2021
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Certificate of Corporate Domestication of Tailwind Two Acquisition Corp.	8-K	4.1	3/28/2022
3.2	Amended and Restated Certificate of Incorporation	8-K	3.1	5/5/2023
3.3	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Terran Orbital Corporation.	8-K	3.1	3/4/2024
4.1	Form of Common Stock Certificate of Terran Orbital Corporation	8-K	4.2	3/28/2022
4.2	Form of Convertible Note (related to Convertible Note and Warrant Purchase Agreement dated as of October 31, 2022)	8-K	4.1	10/31/2022
4.3	Form of Warrant (related to Convertible Note and Warrant Purchase Agreement dated as of October 31, 2022)	8-K	4.2	10/31/2022
4.4*	Description of Securities
4.5	Form of Common Warrant (related to Securities Purchase Agreement dated as of May 24, 2023)	8-K	4.1	5/30/2023
4.6	Form of Pre-Funded Warrant (related to Securities Purchase Agreement dated as of May 24, 2023)	8-K	4.2	5/30/2023
4.7	Form of Placement Agent Warrant (related to Securities Purchase Agreement dated as of May 24, 2023)	8-K	4.3	5/30/2023
4.8	Form of Common Warrant (related to Securities Purchase Agreement dated as of September 18, 2023)	8-K	4.1	9/20/2023
4.9	Form of Pre-Funded Warrant (related to Securities Purchase Agreement dated as of September 18, 2023)	8-K	4.2	9/20/2023
4.10	Form of Placement Agent Warrant (related to Securities Purchase Agreement dated as of September 18, 2023)	8-K	4.3	9/20/2023
4.11	Rights Agreement, dated as of March 4, 2024, between Terran Orbital Corporation and Continental Stock Transfer & Trust Company, as Rights Agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).	8-K	4.1	3/4/2024
10.1	Amendment to Sponsor Letter Agreement, dated as of March 25, 2022, between Tailwind Two Sponsor, LLC, Tommy Stadlen, certain other persons, Tailwind Two Acquisition Corp. and Terran Orbital Corporation	8-K	10.2	3/28/2022
10.2	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and BPC Lending II LLC	8-K	10.6	3/28/2022
10.3	Amendment to Terran Orbital Holder Support Agreement, dated as of March 25, 2022, Tailwind Two Acquisition Corp., Terran Orbital Corporation and Lockheed Martin Corporation	8-K	10.7	3/28/2022
10.4	First Amendment to Investor Rights Agreement, dated as of March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto	8-K	10.9	3/28/2022
10.5	Second Amendment to Investor Rights Agreement, dated as of May 31, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, and other parties thereto	10-Q	10.5	8/10/2022
10.6	Form of Indemnification Agreement	8-K	10.10	3/28/2022
10.7+	Terran Orbital Corporation 2021 Omnibus Incentive Plan	8-K	10.13	3/28/2022
10.8	Amendment No. 1 to Note Purchase Agreement (including the fully Amended and Restated Agreement), dated as of March 9, 2022, by and among Terran Orbital Corporation, the	8-K	10.1	3/15/2022

	guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent
10.9	Amendment No. 2 to Note Purchase Agreement (including the fully Amended and Restated Agreement), dated as of March 25, 2022, by and among Terran Orbital Corporation, the guarantors from time to time party thereto, the purchasers from time to time party thereto and Wilmington Savings Fund Society, FSB, as agent	8-K	10.19	3/28/2022
10.10	Amendment No. 3 to Note Purchase Agreement (including the fully Amended and Restated Agreement), dated as of October 31, 2022, by and among Terran Orbital Operating Corporation, Terran Orbital Corporation, the guarantors party thereto, the purchasers party thereto, and Wilmington Savings Society, FSB.	8-K	10.4	10/31/2022
10.11	Amendment No. 7 to Note Purchase Agreement (including the fully Amended and Restated Agreement), dated as of March 25, 2022, by and among Terran Orbital Operating Corporation (f/k/a Terran Orbital Corporation), the guarantors from time to time party thereto, the purchasers from time to time party thereto and Lockheed Martin Corporation, as Authorized Representative	8-K	10.21	3/31/2022
10.12	Eighth Amendment to Note Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Operating Corporation, the guarantors party thereto, the purchasers party thereto, and Lockheed Martin Corporation as Authorized Representative.	8-K	10.3	10/31/2022
10.13+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (4 Year Service Condition)	10-Q	10.10	5/16/2022
10.14+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended (2 Year Service Condition).	10-Q	10.11	5/16/2022
10.15+	Form of Terran Orbital Corporation Restricted Stock Units Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.	10-Q	10.12	5/16/2022
10.16+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $11.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended.	10-Q	10.13	5/16/2022
10.17+	Form of Terran Orbital Corporation Notice of Grant of Restricted Stock Units (Retention - $13.00 Share Price Hurdle) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.14	5/16/2022
10.18+	Form of Terran Orbital Corporation Restricted Stock Units Agreement (Retention RSUs) under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.15	5/16/2022
10.19+	Form of Terran Orbital Corporation Stock Option Agreement under the Amended and Restated Terran Orbital Corporation 2014 Equity Incentive Plan, as amended	10-Q	10.16	5/16/2022
10.20+	Pre-Tailwind Two Merger Form of Employment Agreement for Non-NEO Officers	10-Q	10.17	5/16/2022
10.21+	Form of Terran Orbital Corporation 2021 Omnibus Incentive Plan Substitute Stock Option Agreement	10-Q	10.19	8/10/2022
10.22+	Form of Terran Orbital Corporation Notice of Grant of Substitute Restricted Stock Units and Terran Orbital Corporation Substitute Restricted Stock Units Agreement	10-Q	10.20	8/10/2022
10.23+	Form of Terran Orbital Corporation Notice of Grant of Substitute Restricted Stock Units (Retention RSUs) ($[11.00/13.00] Share Price Hurdle) and Terran Orbital Corporation Substitute Restricted Stock Units Agreement (Retention RSUs)	10-Q	10.21	8/10/2022
10.24+	Form of Terran Orbital Corporation Restricted Stock Award Agreement under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.22	8/10/2022
10.25+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for non-employee directors) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.23	8/10/2022
10.26+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for employees) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.24	8/10/2022
10.27+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (for consultants) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.25	8/10/2022
10.28+	Form of Terran Orbital Corporation Restricted Stock Unit Award Agreement (Retention RSUs) under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.26	8/10/2022
10.29+	Form of Incentive Stock Option Agreement under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.27	8/10/2022

10.30+	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.28	8/10/2022
10.31+	Form of Nonqualified Stock Option Agreement for Company Employees under the Terran Orbital Corporation 2021 Omnibus Incentive Plan	10-Q	10.29	8/10/2022
10.32	Stock and Warrant Purchase Agreement, dated March 25, 2022, by and among Tailwind Two Acquisition Corp., Terran Orbital Corporation, FP Credit Partners II, L.P., FP Credit Partners Phoenix II, L.P., BPC Lending II LLC and Lockheed Martin Corporation	10-Q	4.3	5/16/2022
10.33	Common Stock Purchase Agreement, dated as of July 5, 2022, by and between Terran Orbital Corporation and B. Riley Principal Capital II, LLC	8-K	10.1	7/6/2022
10.34	Registration Rights Agreement, dated as of July 5, 2022, by and between Terran Orbital Corporation and B. Riley Principal Capital II, LLC	8-K	10.2	7/6/2022
10.35	Convertible Note and Warrant Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Corporation, the guarantors party thereto, Lockheed Martin Corporation, as Purchaser, and U.S. Bank Trust Company, National Association, as Collateral Agent.	8-K	10.1	10/31/2022
10.36#	Strategic Cooperation Agreement, dated as of October 31, 2022, by and among Lockheed Martin Corporation, Terran Orbital Corporation, Terran Orbital Operating Corporation, Tyvak Nano-Satellite Systems, Inc. and PredaSAR Corporation.	8-K	10.2	10/31/2022
10.37	Eighth Amendment to Note Purchase Agreement, dated as of October 31, 2022, by and among Terran Orbital Operating Corporation, the guarantors party thereto, the purchasers party thereto, and Lockheed Martin Corporation as Authorized Representative.	8-K	10.3	10/31/2022
10.38	First Lien/Second Lien Intercreditor Agreement, dated as of October 31, 2022, by and among Terran Orbital Corporation, the guarantors party thereto, U.S. Bank Trust Company, National Association, Wilmington Savings Fund Society, FSB, and U.S. Bank Trust Company, National Association.	8-K	10.5	10/31/2022
10.39#†	Procurement Contract, dated February 21, 2023, by and between Tyvak Nano-Satellite Systems, Inc. and Rivada Space Networks GmbH.	10-K	10.37	3/22/2023
10.40+	Employment Agreement, dated as of March 31, 2021, by and between Gary Hobart and Terran Orbital Corporation	10-Q	10.2	5/15/2023
10.41	Form of Securities Purchase Agreement dated as of May 24, 2023, by and among the Company and the Purchaser party thereto	8-K	10.1	5/30/2023
10.42+	Offer Letter, dated as of May 25, 2023, by and between Tony Gingiss and Terran Orbital Corporation	10-Q	10.2	8/14/2023
10.43	Form of Securities Purchase Agreement dated as of September 18, 2023, by and among the Company and the purchasers party thereto	8-K	10.1	9/20/2023
21.1*	List of Subsidiaries of Terran Orbital Corporation
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Terran Orbital Corporation Clawback Policy Relating to Recovery of Erroneously Awarded Compensation.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

TERRAN ORBITAL CORPORATION

Date: April 1, 2024	By:	/s/ Marc H. Bell
Marc H. Bell
Chairman and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Bell and James Black, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc H. Bell	Chairman and Chief Executive Officer	April 1, 2024
Marc H. Bell	(Principal Executive Officer)

/s/ Mathieu Riffel	Senior Vice President, Acting Chief Financial Officer and Corporate Controller	April 1, 2024
Mathieu Riffel	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel C. Staton	Director	April 1, 2024
Daniel C. Staton

/s/ James LaChance	Director	April 1, 2024
James LaChance

/s/ Thomas E. Manion	Director	April 1, 2024
Thomas E. Manion

/s/ Richard Y. Newton III	Director	April 1, 2024
Richard Y. Newton III

/s/ Tobi Petrocelli	Director	April 1, 2024
Tobi Petrocelli

/s/ Douglas L. Raaberg	Director	April 1, 2024
Douglas L. Raaberg

/s/ Stratton Sclavos	Director	April 1, 2024
Stratton Sclavos

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Terran Orbital Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Terran Orbital Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a history of recurring losses from operations and has debt agreements that contain a covenant requiring the Company to have Consolidated Adjusted EBITDA (as defined in the agreements) of not less than $0 by December 31, 2024. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Irvine, California
April 1, 2024

Terran Orbital Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets:
Cash and cash equivalents	$71,663	$93,561
Accounts receivable, net of allowance for credit losses of $182 and $764 as of December 31, 2023 and 2022, respectively	14,735	4,754
Contract assets, net	21,390	6,763
Inventory	33,348	24,133
Prepaid expenses and other current assets	14,843	9,710
Total current assets	155,979	138,921
Property, plant, and equipment, net	46,449	24,743
Other assets	17,885	18,990
Total assets	$220,313	$182,654
Liabilities and shareholders' deficit:
Current portion of long-term debt	$11,740	$7,739
Accounts payable	22,850	21,188
Contract liabilities	103,924	27,228
Reserve for anticipated losses on contracts	977	2,860
Accrued expenses and other current liabilities	14,408	11,721
Total current liabilities	153,899	70,736
Long-term debt	171,033	142,620
Warrant and derivative liabilities	34,462	39,950
Other liabilities	18,555	20,769
Total liabilities	377,949	274,075
Commitments and contingencies (Note 12)
Shareholders' deficit:
Preferred stock - authorized 50,000,000 shares of $0.0001 par value as of December 31, 2023 and 2022; zero issued and outstanding	-	-
Common stock - authorized 600,000,000 and 300,000,000 shares of $0.0001 par value as of December 31, 2023 and 2022, respectively; issued and outstanding shares of 199,413,917 and 142,503,771 as of December 31, 2023 and 2022, respectively	20	14
Additional paid-in capital	355,144	269,574
Accumulated deficit	(513,011)	(361,168)
Accumulated other comprehensive income	211	159
Total shareholders' deficit	(157,636)	(91,421)
Total liabilities and shareholders' deficit	$220,313	$182,654

The accompanying notes are an integral part of these consolidated financial statements.

Terran Orbital Corporation

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenue	$135,915	$94,237
Cost of sales	127,355	111,494
Gross profit (loss)	8,560	(17,257)
Selling, general, and administrative expenses	117,458	111,870
Loss on impairment	-	23,694
Loss from operations	(108,898)	(152,821)
Interest expense, net	48,502	26,644
Loss on extinguishment of debt	-	23,141
Change in fair value of warrant and derivative liabilities	(5,488)	(43,300)
Other (income) expense	(103)	4,514
Loss before income taxes	(151,809)	(163,820)
Provision for income taxes	34	160
Net loss	(151,843)	(163,980)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	52	195
Total comprehensive loss	$(151,791)	$(163,785)

Weighted-average shares outstanding
Basic	170,076,500	128,261,443
Diluted	170,076,500	134,122,831

Net loss per share
Basic	$(0.89)	$(1.28)
Diluted	$(0.89)	$(1.40)

The accompanying notes are an integral part of these consolidated financial statements.

Terran Orbital Corporation

Consolidated Statements of Shareholders’ Deficit

(In thousands, except share amounts)

	Mezzanine Equity		Shareholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
Balance as of December 31, 2021	396,870	$8,000	2,849,414	$-	$97,745	$(197,066)	$(36)	$(99,357)
Retrospective application of reverse recapitalization	10,550,816	-	75,751,869	8	(8)	-	-	-
Balance as of December 31, 2021 - Recast	10,947,686	$8,000	78,601,283	$8	$97,737	$(197,066)	$(36)	$(99,357)
Adoption of accounting standard, net of tax	-	-	-	-	-	(122)	-	(122)
Net loss	-	-	-	-	-	(163,980)	-	(163,980)
Other comprehensive income, net of tax	-	-	-	-	-	-	195	195
Conversion of redeemable convertible preferred stock into common stock	(10,947,686)	(8,000)	10,947,686	1	7,999	-	-	8,000
Net settlement of liability-classified warrants into common stock	-	-	694,873	-	7,616	-	-	7,616
Net settlement of equity-classified warrants into common stock	-	-	22,343,698	2	(2)	-	-	-
Issuance of common stock in connection with the Tailwind Two Merger and PIPE Investment, net of issuance costs	-	-	16,114,695	2	6,926	-	-	6,928
Issuance of common stock in connection with financing transactions, net of issuance costs	-	-	4,325,000	1	40,733	-	-	40,734
Reclassification of liability-classified warrants and derivatives to equity-classified	-	-	-	-	11,007	-	-	11,007
Issuance of contingently issuable common stock	-	-	4,095,569	-	44,887	-	-	44,887
Issuance of common stock under the Committed Equity Facility	-	-	637,487		2,795			2,795
Share-based compensation	-	-	-	-	51,082	-	-	51,082
Settlement of vested restricted stock units, net of net share settlements	-	-	4,404,201	-	(1,515)	-	-	(1,515)
Exercise of stock options	-	-	339,279	-	356	-	-	356
Other	-	-	-	-	(47)	-	-	(47)
Balance as of December 31, 2022	-	$-	142,503,771	$14	$269,574	$(361,168)	$159	$(91,421)
Net loss	-	-	-	-	-	(151,843)	-	(151,843)
Other comprehensive loss, net of tax	-	-	-	-	-	-	52	52
Issuance of common stock, net of issuance costs	-	-	27,678,575	3	19,458	-	-	19,461
Issuance of warrants, net of issuance costs	-	-	-	-	44,182	-	-	44,182
Share-based compensation	-	-	-	-	21,467	-	-	21,467
Settlement of vested restricted stock units	-	-	4,042,557	-	-	-	-	-
Exercise of equity-classified warrants	-	-	24,535,715	3	-	-	-	3
Exercise of stock options	-	-	653,299	-	463	-	-	463
Balance as of December 31, 2023	-	$-	199,413,917	$20	$355,144	$(513,011)	$211	$(157,636)

The accompanying notes are an integral part of these consolidated financial statements.

TERRAN ORBITAL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(151,843)	$(163,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,843	4,008
Non-cash interest expense	32,034	14,309
Share-based compensation expense	21,467	51,082
Provision for losses on receivables and inventory	1,034	3,598
Loss on impairment	-	23,694
Loss on extinguishment of debt	-	23,141
Change in fair value of warrant and derivative liabilities	(5,488)	(43,300)
Amortization of operating right-of-use assets	1,224	994
Other non-cash, net	737	1,000
Changes in operating assets and liabilities:
Accounts receivable, net	(5,395)	376
Contract assets	(14,571)	(4,054)
Inventory	(9,482)	(14,564)
Accounts payable	(3,205)	12,981
Contract liabilities	76,470	10,012
Reserve for anticipated losses on contracts	(1,883)	1,975
Accrued interest	9	(1,835)
Other, net	(4,671)	(1,241)
Net cash used in operating activities	(55,720)	(81,804)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(23,147)	(22,469)
Net cash used in investing activities	(23,147)	(22,469)
Cash flows from financing activities:
Proceeds from long-term debt	1,720	77,369
Proceeds from warrants and derivatives	47,445	101,734
Proceeds from Tailwind Two Merger and PIPE Investment	-	58,424
Proceeds from issuance of common stock	22,172	14,791
Proceeds from issuance of common stock under the Committed Equity Facility	-	1,795
Repayment of long-term debt	(8,818)	(32,890)
Payment of issuance costs	(6,176)	(49,515)
Proceeds from exercise of stock options	463	356
Exercise of equity-classified warrants	2	-
Payment of withholding taxes on net share settlements	-	(1,515)
Net cash provided by financing activities	56,808	170,549

Effect of exchange rate fluctuations on cash and cash equivalents	161	(40)

Net (decrease) increase in cash and cash equivalents	(21,898)	66,236
Cash and cash equivalents at beginning of period	93,561	27,325
Cash and cash equivalents at end of period	$71,663	$93,561

Non-cash investing and financing activities:
Interest paid, net of amounts capitalized	16,484	14,270
Interest capitalized to property, plant, and equipment not yet paid	-	426
Purchases of property, plant, and equipment not yet paid	1,243	1,196
Reclassification of property, plant, and equipment to inventory and prepaid expenses and other current assets	-	6,199
Depreciation and amortization capitalized to construction-in-process	-	170
Issuance costs not yet paid	44	-
Non-cash exchange and extinguishment of long-term debt	-	40,432
Conversion of redeemable convertible preferred stock into common stock	-	8,000
Net settlement of liability-classified warrants into common stock	-	7,616
Net settlement of equity-classified warrants into common stock	-	(2)
Non-cash issuance of common stock in connection with PIPE Investment	-	10,060
Non-cash issuance of common stock in connection with financing transactions	-	27,304
Reclassification of liability-classified warrants and derivatives to equity-classified	-	11,007
Issuance of contingently issuable common stock	-	44,887

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Basis of Presentation and Significant Accounting Policies

The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires the Company to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.

The consolidated financial statements have been prepared in United States (“U.S.”) dollars in accordance with GAAP and include the accounts of Terran Orbital Corporation and its subsidiaries. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation.

Information on select accounting policies and methods not discussed below are included in the respective footnotes that follow.

Going Concern

The consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

As disclosed in Note 5 “Debt,” the Company’s primary corporate debt agreements contain a covenant requiring the Company’s Consolidated Adjusted EBITDA (as defined in the underlying note agreements), on a trailing twelve month basis, to not be less than $0 by December 31, 2024, which date is the result of the original determination date on June 30, 2024 being extended by two fiscal quarters pursuant to contractual terms (the “EBITDA Financial Covenant”). The commencement of the EBITDA Financial Covenant may be further delayed by one quarter for every additional $25.0 million of net cash proceeds received from qualified equity issuances. If the Company is unable to comply with these financial covenants, the Company’s creditors may accelerate the principal and interest on the Company’s primary corporate indebtedness to be immediately due and payable. As of December 31, 2023, cash and cash equivalents totaled $71.7 million and debt subject to the EBITDA Financial Covenant totaled $289.7 million with related accrued but unpaid interest of $2.1 million.

There is uncertainty regarding the Company’s ability to comply with the EBITDA Financial Covenant for at least twelve months from the issuance of these consolidated financial statements. To address the potential future breach of the EBITDA Financial Covenant, the Company is executing on its business plan to improve operating results. Additionally, the Company is in active discussions with funding sources to have access to additional sources of qualified equity issuances in the event needed to extend the EBITDA Financial Covenant beyond December 31, 2024. Furthermore, the Company could request waivers from existing creditors to waive the EBITDA Financial Covenant to the extent necessary. The Company cannot provide assurances that it will be successful in improving operating results, obtaining new financing, and/or receiving waivers to the EBITDA Financial Covenant. The Company’s inability to improve operating results, raise capital through qualified equity issuances, or receive waivers may negatively impact its compliance with the EBITDA Financial Covenant, which may have a material adverse impact on the Company’s financial condition.

The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Segments

The Company evaluates and reports its segment information based on the manner in which its Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and allocates resources. Accordingly, the Company reports its results as a single operating and reportable segment on a consolidated basis.

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the dates presented:

	December 31,
(in thousands)	2023	2022
Deferred equity issuance costs	$245	$-
Deferred cost of sales	73	2,482
Other current assets	14,525	7,228
Prepaid expenses and other current assets	$14,843	$9,710

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

	December 31,
(in thousands)	2023	2022
Payroll-related accruals	$8,248	$5,671
Current operating lease liabilities	1,505	971
Accrued interest	2,116	2,107
Other current liabilities	2,539	2,972
Accrued expenses and other current liabilities	$14,408	$11,721

Research and Development

Research and development includes materials, labor, and overhead attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss. Research and development expense was $21.3 million and $14.5 million during 2023 and 2022, respectively.

Retirement Plans

The Company maintains a qualified defined contribution plan for U.S. employees in the form of a 401(k) plan. Employee participants are permitted to make contributions on a before-tax or after-tax basis. The Company’s contributions to the plan totaled approximately $2.1 million and $1.3 million during 2023 and 2022, respectively.

In addition, the Company maintains a defined contribution plan for international employees. The Company’s contributions to the plan were not material during 2023 and 2022.

Concentration of Credit Risks

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

A small number of customers and contracts historically have represented a significant portion of the Company's consolidated revenue. Lockheed Martin Corporation (“Lockheed Martin”) represented approximately 81% and 76% of consolidated revenue during 2023 and 2022, respectively. There were no other individual customers who accounted for more than 10% of the Company’s revenue in 2023 or 2022.

The table below presents individual customers who accounted for more than 10% of the Company’s combined accounts receivable, net of allowance for credit losses, and contract assets, net of allowance for credit losses, as of the dates presented:

	December 31,
	2023	2022
Customer A	82%	42%
Customer B	12%	0%
Customer C	0%	12%
Customer D	0%	11%
Total	94%	65%

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, improves reportable segment disclosure requirements primarily by enhancing disclosures about significant segment expenses. The guidance, among other requirements, also enhances interim disclosures, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and provides new segment disclosure requirements for entities with a single reportable segment. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. This guidance should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on improvements to income tax disclosures, primarily related to the rate reconciliation and income tax paid information. The guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024 and interim periods within annual periods beginning after December 15, 2025. This guidance should be applied prospectively, with retrospective application also a permitted option. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

The following tables present the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022
Mission support	$130,584	$87,542
Launch support	1,332	3,047
Operations	1,102	1,999
Studies, design and other	2,897	1,649
Revenue	$135,915	$94,237

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2023	2022
U.S. Government contracts
Fixed price	$107,755	$59,716
Cost-plus fee and other	6,709	8,667
	114,464	68,383

Foreign government contracts
Fixed price	6,924	4,500

Commercial contracts
Fixed price, U.S.	3,078	12,742
Fixed price, International	4,325	8,435
Cost-plus fee and other, U.S.	187	177
Cost-plus fee and other, International	6,937	-
	14,527	21,354

Revenue	$135,915	$94,237

Remaining Performance Obligations

Revenue from remaining performance obligations is calculated as the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period on executed contracts, including both funded (firm orders for which funding is authorized and appropriated) and unfunded portions of such contracts. The unfunded portion of enforceable contracts is accounted for as variable consideration and is reported at the estimated most likely amount to which the Company is expected to be entitled. Remaining performance obligations do not include unexercised contract options and potential orders under indefinite delivery/indefinite quantity contracts.

As of December 31, 2023, the Company had approximately $2.7 billion of remaining performance obligations, of which $2.4 billion is related to the Rivada Agreement (as defined below). The Company estimates that approximately 80% of the remaining performance obligations will be recognized as revenue by December 31, 2025 and the remainder by December 31, 2026.

During February 2023, the Company entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether the Company ultimately recognizes revenue and profit on this contract is subject to a number of uncertainties including, among other things, its ability to successfully perform its obligations, increase its manufacturing capacity in order to meet demands of the program, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement was $6.9 million during 2023.

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

Contract assets from products and services for which the U.S. Government is the ultimate customer was $19.6 million and $5.3 million as of December 31, 2023 and 2022, respectively.

The following is a summary of contract assets, net, recognized in the consolidated balance sheets as of the dates presented:

	December 31,
(in thousands)	2023	2022
Contract assets, gross	$21,444	$6,840
Allowance for credit losses	(54)	(77)
Contract assets, net	$21,390	$6,763

As of December 31, 2023 and 2022, all contract assets were classified as current assets.

There were no material impairments of contract assets during the years ended December 31, 2023 or 2022.

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

As of December 31, 2023 and 2022, substantially all contract liabilities were classified as current liabilities.

During 2023 and 2022, the Company recognized revenue of $26.9 million and $17.0 million, respectively, that was previously included in the beginning balance of contract liabilities.

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

Accounts receivable from products and services for which the U.S. Government is the ultimate customer was $13.3 million and $1.1 million as of December 31, 2023 and 2022, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2023	2022
Beginning balance	$764	$945
Adoption of CECL	-	39
Provision for credit losses	118	538
Write-offs	(700)	(758)
Ending balance	$182	$764

Reserve for Anticipated Losses on Contracts

When the estimated cost-at-completion exceeds the estimated revenue to be earned for a performance obligation, the Company records a reserve for the anticipated losses in the period the loss is determined. The reserve for anticipated losses on contracts is presented as a current liability in the consolidated balance sheets and as a component of cost of sales in the consolidated statements of operations and comprehensive loss in accordance with Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts.

The Company recorded a decrease in cost of sales related to the reserve for anticipated losses on contracts of $1.9 million during 2023 and an increase in cost of sales of $2.0 million during 2022.

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

The components of inventory as of the dates presented were as follows:

	December 31,
(in thousands)	2023	2022
Raw materials	$18,284	$19,194
Work-in-process	15,064	4,939
Total inventory	$33,348	$24,133

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The determination of the estimated useful life of company-owned satellites involves an analysis that considers design life, random part failure probabilities, expected component degradation and cycle life, predicted fuel consumption and experience with satellite parts, vendors and similar assets.

Depreciation expense is included in cost of sales and selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss based on whether the underlying asset is used as part of manufacturing overheard or administrative overhead, respectively. Additionally, a portion of depreciation and amortization expense may be capitalized to inventory as part of manufacturing overhead. Depreciation expense was $7.8 million and $4.0 million during 2023 and 2022, respectively.

Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation, and net carrying amount of property, plant, and equipment, net as of the dates presented were as follows:

	December 31,
(in thousands)	2023	2022
Machinery and equipment	$28,321	$13,066
Satellites	2,209	2,209
Ground station equipment	2,095	1,944
Office equipment and furniture	4,621	2,958
Software	1,582	240
Leasehold improvements	21,800	9,734
Construction-in-process	9,210	9,467
Property, plant, and equipment, gross	69,838	39,618
Accumulated depreciation	(23,389)	(14,875)
Property, plant, and equipment, net	$46,449	$24,743

Construction-in-process primarily includes machinery, leasehold improvements, and ground station equipment not yet placed into service. The Company capitalized $2.0 million of interest to construction-in-process during 2022. There was no interest capitalized to construction-in-process during 2023.

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

Loss on Impairment

There were no material impairments of property, plant and equipment during 2023.

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Note 5 Debt

Long-term debt (including accrued interest paid-in-kind) as of the presented periods was comprised of the following:

(in thousands)					December 31,
Description	Issued	Maturity	Interest Rate	Interest Payable	2023	2022
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000	25,000
Beach Point Rollover Debt	March 2021	April 2026	11.25%	Quarterly	32,380	31,741
Convertible Notes due 2027	October 2022	October 2027	10.00%	Quarterly	112,251	101,699
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	16,875	22,500
Equipment financings(1)					2,287	859
Finance leases(2)					4,988	411
Unamortized deferred issuance costs					(2,664)	(3,073)
Unamortized discount on debt					(128,367)	(148,801)
Total debt					182,773	150,359
Current portion of long-term debt					11,740	7,739
Long-term debt					$171,033	$142,620

(1) - Consists of equipment financing debt agreements with maturities through September 2030, annual interest rates ranging from 6.25% to 20.05%, and requiring monthly payments of interest and principal.

(2) - Refer to Note 15 “Leases” for further discussion.

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

On March 25, 2022, the Company further amended the FP Note Purchase Agreement to, among other things, (i) decrease the principal amount of senior secured notes that may be issued under the FP Note Purchase Agreement to up to $119 million, (ii) amend certain existing covenants, as described above, (iii) add an additional covenant, as described above, (iv) revise the maturity date to April 1,

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

2026, and (v) change the timing of quarterly interest payments, which were originally due on the last business day of each calendar quarter, to May 15, August 15, November 15 and February 15 of each calendar year, with the first such interest payment due on May 15, 2022. As consideration for the amendment on March 25, 2022, Francisco Partners received an additional 1.9 million shares of Terran Orbital Corporation's common stock in connection with the Tailwind Two Merger.

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

In connection with the Convertible Note and Warrant Purchase Agreement (as defined below), the FP Note Purchase Agreement was amended to, to among other things, provide consent for the Company to enter into the Convertible Note and Warrant Purchase Agreement as well as a First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests and certain other matters related to the Company’s outstanding debt. In addition, the amendment made certain changes to the FP Note Purchase Agreement to conform to the language of the Convertible Note and Warrant Purchase Agreement, including language in the financial covenants.

Senior secured notes issued under the Francisco Partners Facility bear interest at a rate of 9.25% per annum, which is due and payable quarterly in arrears, with a one-time interest payment due upon the closing date of the Tailwind Two Merger. However, in lieu of payment in cash of all or any portion of the interest amount due on or prior the first payment, such unpaid interest amount was added to the principal balance of the senior secured notes on such interest payment date. As of December 31, 2023 and 2022, approximately $1 million of contractual interest was included in the outstanding principal balance of the Francisco Partners Facility.

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

Lockheed Martin Rollover Debt and Beach Point Rollover Debt

On March 8, 2021, the Company issued $87 million aggregate principal amount of senior secured notes due April 1, 2026 (the “Senior Secured Notes due 2026”) which resulted in gross proceeds of $50 million from Lockheed Martin and the exchange and extinguishment of $37 million then outstanding.

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

The Company partially extinguished Lockheed Martin's portion of the Senior Secured Notes due 2026, resulting in a gain on extinguishment of debt of $1.8 million related to $32.6 million of the carrying amount, inclusive of an unamortized premium, of Senior Secured Notes due 2026. The consideration transferred as part of the partial extinguishment included a cash payment of $30.8 million, of which $25 million represents the repayment of debt and $5.8 million represents the payment of interest in the consolidated statements of cash flows. In addition, the Lockheed Martin Rollover Debt represents a modification of Lockheed Martin’s portion of the Senior Secured Notes due 2026. The Company expensed $323 thousand of third-party expenses related to the modification.

In connection with the PIPE Investment and the amendment on March 25, 2022, Beach Point agreed to, in substance, exchange a portion of its outstanding amount of principal and interest for common stock of Terran Orbital Corporation with the remainder representing the Beach Point Rollover Debt. As consideration for the amendment on March 25, 2022, Beach Point received an additional 2.4 million shares of Terran Orbital Corporation’s common stock as part of the Tailwind Two Merger. Accordingly, Beach Point’s portion of the Senior Secured Notes due 2026 was deemed to have been extinguished for the issuance of the Beach Point Rollover Debt and common stock of Terran Orbital Corporation, resulting in a loss on extinguishment of debt of $24.2 million related to $38.6 million carrying amount of Senior Secured Notes due 2026 on March 25, 2022. The consideration transferred as part of the extinguishment included common stock with a fair value of $31.8 million and the Beach Point Rollover Debt with a fair value of $31 million. The Company incurred $328 thousand of third-party expenses related to the Beach Point Rollover Debt, of which $178 thousand was allocated to debt and $151 thousand was allocated to equity.

In connection with the Convertible Note and Warrant Purchase Agreement, the Lockheed Martin Rollover Debt and Beach Point Rollover Debt agreements were amended to, to among other things, provide consent for the Company to enter into the Convertible Note and Warrant Purchase Agreement as well as a First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests and certain other matters related to the Company’s outstanding debt. In addition, the amendment made certain changes to the Lockheed Martin Rollover Debt and Beach Point Rollover Debt to conform to the language of the Convertible Note and Warrant Purchase Agreement, including language in the financial covenants.

Prior to the March 25, 2022 amendment, the Senior Secured Notes due 2026 bore interest at the rate of 11% per annum, payable quarterly, and the Company had the option to pay the interest in-kind in lieu of cash prior to March 8, 2024. The Senior Secured Notes due 2026, as amended, bear interest due and payable quarterly in arrears at a rate of 9.25% per annum in the case of the Lockheed Martin Rollover Debt and at 11.25% in the case of the Beach Point Rollover Debt (9.25% of which is payable in cash and 2.0% of which is payable in kind). Interest payments are due on May 15, August 15, November 15 and February 15 of each calendar year. As of December 31, 2023 and 2022, the amount of contractual paid-in-kind interest that was included in the outstanding principal balance of the Beach Point Rollover Debt was approximately $1.1 million and $484 thousand, respectively.

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

The Convertible Notes due 2027 bears interest at 10% per annum and is payable quarterly on May 15, August 15, November 15 and February 15 of each calendar year, with the first such interest payment due on February 15, 2023, and may be paid in cash or in kind at

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

the election of the Company subject to certain conditions. As of December 31, 2023 and 2022, the amount of contractual paid-in-kind interest that was included in the outstanding principal balance of the Convertible Notes due 2027 was approximately $12.3 million and $1.7 million, respectively.

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

The agreement relating to the Convertible Notes due 2027 (and the agreements relating to the Francisco Partners Facility, Lockheed Martin Rollover Debt, and Beach Point Rollover Debt, collectively with the agreement relating to the Convertible Notes due 2027, the “Debt Agreements”) include financial covenants that require that as of the last day of each fiscal quarter, the Company must have an aggregate amount of unrestricted cash and cash equivalents of the greater of $20 million or 15% of certain aggregated funded indebtedness. In addition, the Debt Agreements have a financial covenant related to the EBITDA Financial Covenant.

In connection with the Convertible Note and Warrant Purchase Agreement, the Company entered a First Lien/Second Lien Intercreditor Agreement to govern the relative priorities of the security interests and certain other matters related to the Company’s outstanding debt. The Convertible Notes due 2027 are secured by a second lien on substantially all of the Company’s assets.

PIPE Investment Obligation

An affiliate of a director and shareholder of the Company invested $30 million as part of the PIPE Investment (the "Insider PIPE Investment"). The subscription agreement for the Insider PIPE Investment included a provision that obligates the Company to pay the affiliate a quarterly fee of $1.875 million for sixteen quarters beginning with the period ending March 31, 2022 (the “PIPE Investment Obligation”). The first four quarterly payments were to be paid in cash and the remaining payments are to be paid, at the Company's option, in cash or common stock of the Company, subject to subordination to and compliance with the Company's debt facilities and other contractual obligations. The PIPE Investment Obligation represents a liability within scope of ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”) with subsequent measurement within scope of ASC 835, Interest (“ASC 835”).

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

In January 2024, the Company paid $1.875 million of principal related to the PIPE Investment Obligation, which was outstanding as of December 31, 2023.

Other

Interest on the Company's long-term debt was $27.7 million and $17.5 million in 2023 and 2022, respectively, of which $0 and $2.0 million was capitalized to construction-in-process during 2023 and 2022, respectively. In addition, interest expense included $409

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

thousand and $229 thousand related to the amortization of deferred issuance costs during 2023 and 2022, respectively, as well as $20.4 million and $11.1 million related to the amortization of discount on debt during 2023 and 2022, respectively.

As of December 31, 2023, the aggregate annual maturities of debt, excluding finance leases, were as follows:

(in thousands)
2024	$9,811
2025	7,981
2026	177,893
2027	112,714
2028	264
Thereafter	153
Total debt maturities	308,816
Less: Unamortized deferred issuance costs	(2,664)
Less: Unamortized discount on debt	(128,367)
Plus: Finance leases	4,988
Total debt	182,773
Less: Current maturities of long-term debt	11,740
Long-term debt	$171,033

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

Warrants and derivatives classified as liabilities are recognized at fair value in the consolidated balance sheets and are remeasured at fair value as of each reporting period with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. Warrants and derivatives classified as equity are recognized at fair value, or relative fair value if issued with other financial instruments, in additional paid-in capital in the consolidated balance sheets and are not subsequently remeasured.

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants and derivatives recorded in warrant and derivative liabilities on the consolidated balance sheets as of the presented periods were as follows:

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

					December 31,
(in thousands, except share and per share amounts)	Number of Issuable Shares as of December 31, 2023	Issuance	Maturity	Exercise/Conversion Price	2023	2022
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$1,346	$1,922
Private Placement Warrants	78,000	March 2021	March 2027	11.50	5	8
FP Combination Warrants	8,291,704	March 2022	March 2027	10.00	21,476	18,573
2027 Warrants	17,253,279	October 2022	October 2027	2.898	9,842	13,707
Conversion Option Derivative	38,733,878	October 2022	October 2027	2.898	1,793	5,740
Warrant and derivative liabilities	83,578,821				$34,462	$39,950

The changes in fair value of liability-classified warrants and derivatives during the periods presented were as follows:

(in thousands)	Current Warrant and Derivative Liabilities	Warrant and Derivative Liabilities	Total
Balance as of December 31, 2021	$68,518	$5,631	$74,149
Initial recognition from Tailwind Two Merger	-	13,124	13,124
Initial recognition as discount on debt	-	59,487	59,487
Change in fair value of warrant and derivative liabilities	13,342	(56,642)	(43,300)
Reclassification of current warrant and derivative liabilities to warrant and derivative liabilities	(25,966)	25,966	-
Reclassification of liability-classified warrants and derivatives to equity-classified	(11,007)	-	(11,007)
Net settlement of liability-classified warrants into common stock	-	(7,616)	(7,616)
Issuance of contingently issuable shares	(44,887)	-	(44,887)
Balance as of December 31, 2022	$-	$39,950	$39,950
Change in fair value of warrant and derivative liabilities	-	(5,488)	(5,488)
Balance as of December 31, 2023	$-	$34,462	$34,462

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

The Company recorded a loss on change in fair value of the Inducement Warrants of $2.0 million during 2022.

Francisco Partners Warrants and Derivatives

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

As part of the Francisco Partners Facility, the Company issued warrants to Francisco Partners to purchase 1.5% of the fully diluted shares of Legacy Terran Orbital’s common stock for $0.01 per share (prior to the reverse recapitalization) exercisable in the event the Tailwind Two Merger did not occur (the “FP Pre-Combination Warrants”). The FP Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to their contractual provisions. The Company recorded a gain on change in fair value of the FP Pre-Combination Warrants of $2.5 million in 2022.

As additional consideration for the Francisco Partners Facility, the Company committed to the issuance of (i) an equity grant package equal to 1.5% of the fully diluted shares of the Company’s common stock outstanding as of immediately following the closing of the Tailwind Two Merger, plus an additional 1.0 million shares of common stock (the “FP Combination Equity”), and (ii) warrants to purchase 5.0% of the Company's common stock on a fully diluted basis as of immediately following the closing of the Tailwind Two Merger at a strike price of $10.00 per share, redeemable at the option of Francisco Partners for $25 million on the third anniversary of the closing of the Tailwind Two Merger (the “FP Combination Warrants”). The FP Combination Equity and the FP Combination Warrants were contingently issuable upon closing of the Tailwind Two Merger.

Upon consummation of the Tailwind Two Merger, approximately 3.3 million shares of the Company's common stock were issued related to the FP Combination Equity, which resulted in the reclassification of the fair value of the FP Combination Equity as of the Tailwind Two Merger of $36.4 million to additional paid-in capital. The Company recorded a loss on change in fair value of the FP Combination Equity of $12.3 million in 2022.

In addition, upon consummation of the Tailwind Two Merger, approximately 8.3 million warrants were issued related to the FP Combination Warrants, resulting in the reclassification of the FP Combination Warrants to warrant and derivative liabilities on the consolidated balance sheets. The Company recorded a loss on change in fair value of the FP Combination Warrants of $2.9 million and a gain of $9.1 million in 2023 and 2022, respectively.

Pre-Combination and Combination Warrants and Derivatives

Upon funding of the Pre-Combination Notes, and in connection with the amendment to the Senior Secured Notes due 2026 note purchase agreement, the Company issued warrants to each of Lockheed Martin and Beach Point to purchase 0.25% of the fully diluted shares of Legacy Terran Orbital’s common stock for $0.01 per share (prior to the reverse recapitalization) on the same valuation and terms and conditions as the FP Pre-Combination Warrants (the “Pre-Combination Warrants”). The Pre-Combination Warrants terminated unexercised upon consummation of the Tailwind Two Merger pursuant to contractual provisions. The Company recorded a gain on change in fair value of the Pre-Combination Warrants of $849 thousand in 2022.

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

Upon consummation of the Tailwind Two Merger, approximately 774 thousand shares of the Company's common stock were issued related to the Combination Equity, which resulted in the reclassification of the fair value of the Combination Equity as of the Tailwind Two Merger of $8.5 million to additional paid-in capital. The Company recorded a loss on change in fair value of the Combination Equity of $2.8 million in 2022.

In addition, upon consummation of the Tailwind Two Merger, approximately 2.8 million warrants were issued related to the Combination Warrants, resulting in the reclassification of the fair value of the Combination Warrants as of the Tailwind Two Merger of $11 million to additional paid-in capital as the Combination Warrants now represent equity-classified financial instruments. The Company recorded a loss on change in fair value of the Combination Warrants of $3.4 million in 2022.

Public Warrants and Private Placement Warrants

As part of the Tailwind Two Merger, the Company assumed outstanding warrants giving the holders the right to purchase an aggregate of 11.5 million shares of the Company's common stock for $11.50 per share (the “Public Warrants”). The Public Warrants became

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

The Company recorded gains on change in fair value of the Public Warrants and Private Placement Warrants of $579 thousand and $11.2 million in 2023 and 2022, respectively.

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The issuance costs related to the 2027 Warrants totaled approximately $801 thousand and were recorded in other expense in the consolidated statements of operations and comprehensive loss and as operating cash flows in the consolidated statements of cash flows. The Company recorded a gain on change in fair value of the 2027 Warrants of $3.9 million and $14.3 million in 2023 and 2022, respectively.

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

The issuance costs related to the Conversion Option Derivative totaled approximately $900 thousand and were recorded in other expense in the consolidated statements of operations and comprehensive loss and as operating cash flows in the consolidated statements of cash flows. The Company recorded a gain on change in fair value of the Conversion Option Derivative of $3.9 million and $25.7 million in 2023 and 2022, respectively.

Equity-classified Warrants and Derivatives

As of December 31, 2023, the Company’s equity-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise Price
Combination Warrants	2,763,902	March 2022	March 2027	$10.00
RDO Warrants	29,000,000	May 2023	November 2028	1.43
Placement Agent Warrants	2,030,000	May 2023	May 2028	1.60
CMPO Warrants	23,214,290	September 2023	September 2028	1.50
CMPO Placement Agent Warrants	1,625,000	September 2023	September 2028	1.75
Total equity-classified warrants and derivatives	58,633,192

Detachable Warrants

In March 2021, Legacy Terran Orbital issued warrants in connection with the extinguishment of certain convertible notes (the “Detachable Warrants”). As part of the Tailwind Two Merger, all of the Detachable Warrants were ultimately net settled into approximately 22.3 million shares of the Company’s common stock.

Registered Direct Offering

On May 30, 2023, the Company completed a registered direct offering (the “Registered Direct Offering”) with an institutional investor in which the Company received proceeds of approximately $37.1 million for the sale and issuance of (i) 16 million shares of the Company’s common stock, (ii) 13 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001 (the “Pre-Funded Warrants”), and (iii) 29 million warrants to purchase shares of the Company’s common stock at an exercise price of $1.43 (the “RDO Warrants”). In connection with the Registered Direct Offering, the Company incurred third-party issuance costs of $4.5 million, inclusive of the $1.5 million fair value recognized associated with 2 million warrants issued to purchase shares of the Company’s common stock at an exercise price of $1.60 (the “Placement Agent Warrants”). The Company allocated the $37.1 million proceeds received and the $4.5 million of third-party issuance costs between the issued common stock, the Pre-Funded Warrants, and the RDO Warrants based on relative fair value. Accordingly, the Company allocated proceeds of $12.2 million and issuance costs of $1.5 million to common stock and proceeds of $24.9 million and issuance costs of $3.0 million to equity-classified warrants and derivatives. The proceeds and issuance costs were recognized as additional paid-in capital in the consolidated balance sheet and as financing cash flows in the consolidated statement of cash flows.

The fair values of the common stock and Pre-Funded Warrants were estimated based on the market price of the Company’s common stock while the fair values of the RDO Warrants and Placement Agent Warrants were estimated using the Black-Scholes option-pricing model.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

During 2023, all of the Pre-Funded Warrants were exercised.

Confidentially Marketed Public Offering

On September 21, 2023, the Company completed a confidentially marketed public offering (the “CMPO”) in which the Company received proceeds of approximately $32.5 million for the sale and issuance of approximately (i) 11.7 million shares of the Company’s common stock, (ii) 11.5 million warrants to purchase shares of the Company’s common stock at an exercise price of $0.0001 (the “CMPO Pre-Funded Warrants”), and (iii) 23.2 million warrants to purchase shares of the Company’s common stock at an exercise price of $1.50 per share (the “CMPO Warrants”). In connection with the CMPO, the Company incurred third-party issuance costs of $4 million, inclusive of the $1.1 million fair value recognized associated with 1.6 million warrants issued to purchase shares of the Company’s common stock at an exercise price of $1.75 (the “CMPO Placement Agent Warrants”). The Company allocated the $32.5 million proceeds received and the $4.0 million of third-party issuance costs between the issued common stock, the CMPO Pre-Funded Warrants, and the CMPO Warrants based on relative fair value. Accordingly, the Company allocated proceeds of $10.0 million and issuance costs of $1.2 million to common stock and proceeds of $22.5 million and issuance costs of $2.8 million to equity-classified warrants and derivatives. The proceeds and issuance costs were recognized as additional paid-in capital in the consolidated balance sheet and as financing cash flows in the consolidated statement of cash flows.

The fair values of the common stock and CMPO Pre-Funded Warrants were estimated based on the market price of the Company’s common stock while the fair values of the CMPO Warrants and CMPO Placement Agent Warrants were estimated using the Black-Scholes option-pricing model.

During 2023, all of the CMPO Pre-Funded Warrants were exercised.

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

Fair Value of Common Stock

Prior to the Tailwind Two Merger, there was no public market for Legacy Terran Orbital’s common stock. As such, the fair value of Legacy Terran Orbital’s common stock was estimated using an option pricing model, which allocated the total enterprise value of the Company to the different classes of equity as of the valuation date and represented a Level 3 fair value measurement. There were no estimates of the fair value of Legacy Terran Orbital’s common stock performed during 2022 prior to the Tailwind Two Merger.

Following the Tailwind Two Merger, there is a public market for Terran Orbital Corporation’s common stock. Accordingly, the fair value of Terran Orbital Corporation’s common stock is based on the closing price on the relevant valuation date as reported on the NYSE.

Warrants and Derivatives

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The fair values of certain warrants and derivatives were estimated using the Black-Scholes option-pricing model, which uses the following significant inputs and assumptions for each security as of the valuation date: (i) the price per share of common stock, (ii) the exercise price, (iii) the risk-free interest rate, (iv) the dividend yield, (v) the contractual term, and (vi) the estimated volatility. The resulting fair values represent Level 3 fair value measurements.

The fair values of certain warrant and derivative were estimated using models similar to that of the Black-Scholes option-pricing model and included additional assumptions such as the estimated counterparty credit spread based on an estimated credit rating of CCC and below.

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

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$177,785	$285,918	$149,948	$257,810

As of December 31, 2023 and 2022, the fair value of the Company's long-term debt, except as otherwise described, was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value related to Convertible Notes due 2027 was exclusive of the conversion option and estimated as described above. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

Note 8 Shareholders’ Deficit

Common Stock

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

Tailwind Two Merger

In March 2022, the Company issued 11 million shares of common stock in exchange for the net assets of Tailwind Two, which were recognized at historical cost, in connection with the Tailwind Two Merger and issued 5.1 million shares of common stock in connection with the PIPE Investment. The Tailwind Two Merger and PIPE Investment resulted in allocated cash proceeds of $58.4 million with aggregate allocated third-party issuance costs of $48.4 million and the assumption of the Public Warrants and Private Placement Warrants with an aggregate fair value of $13.1 million. In addition, the Company issued 4.3 million shares of common stock as consideration for certain financing transactions in connection with the Tailwind Two Merger.

Committed Equity Facility

On July 5, 2022, the Company entered into a common stock purchase agreement (the “Committed Equity Facility”) with an institutional investor giving the Company the right, but not the obligation to sell to the investor over a 24-month period up to the lesser of (i) $100 million of newly issued shares of the Company’s common stock and (ii) 27,500,000 shares of the Company’s common stock. The price per share of common stock sold is determined by reference to the volume weighted average price of the Company’s common stock as defined within the Committed Equity Facility less a 3% discount, subject to certain limitations and conditions.

The Committed Equity Facility represented a derivative instrument with a fair value of $0. Upon the sale and issuance of common stock under the Committed Equity Facility, the Company recorded the fair value of the common stock in additional paid-in capital and the difference in relation to the proceeds received to other expense in the consolidated statements of operations and comprehensive loss as well as other non-cash operating cash flows in the consolidated statements of cash flows. In addition, third-party costs incurred in connection with the Committed Equity Facility were expensed as incurred and included in other expense in the consolidated statements of operations and comprehensive loss.

During 2023, the Company did not sell any shares of common stock under the Committed Equity Facility. During 2022, the Company sold and issued 637,487 shares of common stock under the Committed Equity Facility, including 214,791 shares issued on July 5, 2022 as consideration for the investor’s commitment to enter into the Committed Equity Facility, resulting in proceeds received of $1.8 million and $1 million of other expense in the consolidated statements of operations and comprehensive loss. In addition, the Company expensed third-party costs associated with the Committed Equity Facility of approximately $773 thousand in 2022.

As of December 31, 2023, the remaining availability under the Committed Equity Facility was the lesser of 27,077,304 shares of common stock or $98.2 million of proceeds from the sale and issuance of common stock. In connection with the CMPO, the Company was restricted from selling common stock under the Committed Equity Facility until after its expiration. The Company terminated the Committed Equity Facility in March 2024.

Preferred Stock

As of December 31, 2023 and 2022, the Company was authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2023 and 2022.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

As part of the Tailwind Two Merger, all of the convertible preferred stock of Legacy Terran Orbital, which was presented as mezzanine equity outside of shareholders’ deficit, was converted into approximately 10.9 million shares of Terran Orbital Corporation’s common stock. As a result of the conversion, the Company reclassified the amount of convertible preferred stock to additional paid-in capital.

Subsequent Event: Rights Agreement

On March 4, 2024, the Company entered into a Rights Agreement (the “Rights Agreement”) in order to protect the Company and its shareholders from coercive or otherwise unfair takeover tactics. The Rights Agreement imposes a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 15% or more of the Company’s outstanding common stock, including through derivatives agreements, without the approval of the Company. The Rights Agreement should not interfere with any merger or other business combination approved by the Company.

In connection with the Rights Agreement, the Company declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of the Company’s common stock. The dividend is payable to shareholders of record on March 14, 2024. In addition, one Right will automatically attach to each share of the Company’s common stock until the date in which the Rights become exercisable, redeemed, or expired.

The Rights will initially trade with, and will be inseparable from, the Company’s common stock. Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share (“Preferred Shares”), for $5.35, subject to adjustment under certain conditions, once the Rights become exercisable. This portion of a share of Preferred Stock would give the holder thereof approximately the same dividend, voting, and liquidation rights as would one share of the Company’s common stock. Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights. The Rights will expire in one year but may be extended for an additional two years, subject to shareholder approval.

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

Share-based compensation, inclusive of amounts capitalized, for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Restricted stock units	$15,285	$26,046
Retention restricted stock units	6,020	24,763
Stock options	162	273
Share-based compensation expense	$21,467	$51,082

There was no income tax benefit associated with the Company’s share-based compensation during 2023 and 2022 as a result of a full valuation allowance on the Company’s deferred tax assets.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

2021 Plan

The 2021 Plan initially authorized the issuance of no more than 13,729,546 shares of Terran Orbital Corporation's common stock pursuant to share-based compensation awards under the 2021 Plan. Beginning on January 1, 2022, the number of authorized shares issuable under the 2021 Plan is subject to an annual increase on the first day of each calendar year during its term of the 2021 Plan, equal to the lesser of (i) 3% of the aggregate number of shares of Terran Orbital Corporation’s common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Terran Orbital Corporation’s common stock as determined by the Company’s board of directors. Further, under the 2021 Plan, the number of authorized shares issuable under the 2021 Plan may be adjusted in case of changes to capitalization or other corporate events. As of December 31, 2023, the 2021 Plan is authorized to issue no more than 19,298,409 share-based compensation awards.

As of December 31, 2023, there were approximately 7.6 million shares of Terran Orbital’s common stock underlying outstanding share-based compensation awards which were cancelled under the 2014 Plan and substituted for share-based compensation awards under the 2021 Plan or granted as market-based awards pursuant to the merger agreement governing the Tailwind Two Merger. The shares underlying such share-based compensation awards are incremental to, and do not count against, the authorized share pool of the 2021 Plan.

Restricted Stock Units

The Company’s restricted stock units (”RSUs”) are service-based awards that vest over a one- to four-year period from the date of grant and have a fair value based on the fair value of the Company’s common stock on the date of grant.

Prior to the Tailwind Two Merger, the grant date fair value of RSUs was based on the fair value of Legacy Terran Orbital’s common stock using an option pricing model. As a result of the Tailwind Two Merger, these estimates are no longer necessary as there is a public market for the Company’s common stock. There were no grants requiring estimates of the fair value of Legacy Terran Orbital’s common stock performed during 2022 prior to the Tailwind Two Merger.

The weighted-average grant-date fair value of RSUs granted during 2023 and 2022 was $1.52 and $3.46, respectively.

Prior to the closing of the Tailwind Two Merger, all outstanding RSUs included a performance condition that required a liquidity event to occur in order to vest. Accordingly, the Company previously did not recognize share-based compensation expense associated with the RSUs as the performance condition was not probable of being met until such an event occurred. Upon closing of the Tailwind Two Merger, the Company recorded a cumulative catch-up of approximately $17.2 million in order to begin recognition of share-based compensation expense associated with these RSUs as the performance condition was met, of which $2.1 million was recorded to cost of sales and $15.1 million was recorded to selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss based on the classification of each employee's compensation expense.

The following table summarizes activity related to RSUs during 2023:

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	15,982,694	$3.29
Granted	9,131,298	1.52
Vested	(5,099,399)	3.27
Forfeited	(2,310,123)	2.86
Unvested as of December 31, 2023	17,704,470	$2.44

The fair value at the date of vest for RSUs that vested during 2023 and 2022 was $8.8 million and $57.3 million, respectively.

As of December 31, 2023, unrecognized compensation cost related to RSUs was $34.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

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

The weighted-average grant-date fair value of Retention RSUs granted during 2022 was $7.98.

The following table summarizes activity related to Retention RSUs during 2023:

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2022	4,135,052	$7.89
Granted	—	—
Vested	—	—
Forfeited	(796,594)	7.65
Unvested as of December 31, 2023	3,338,458	$7.95

As of December 31, 2023, unrecognized compensation cost related to Retention RSUs was $155 thousand, which is expected to be recognized over a weighted-average period of 0.8 years.

Stock Options

Stock options are primarily service-based awards that vest over a two- or four-year period from the date of grant, have an exercise price based on the estimated fair value of the Company’s common stock on the date of grant, and have a contractual term of up to ten years from the date of grant. There were no stock options granted during 2023 or 2022.

The following table summarizes activity related to stock options during 2023:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2022	1,673,042	$0.94	$1,079	4.22
Granted	—	—
Exercised	(653,299)	0.70
Forfeited	(13,794)	0.08
Outstanding as of December 31, 2023	1,005,949	$1.10	$235	4.33
Exercisable as of December 31, 2023	951,635	$1.08	$235	4.20

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The intrinsic value of stock options exercised during 2023 and 2022 was $781 thousand and $1.5 million, respectively.

As of December 31, 2023, unrecognized compensation cost related to stock options was $94 thousand, which is expected to be recognized over a weighted-average period of 0.6 years.

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

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of December 31,
(in shares of common stock)	2023	2022
Stock options	1,005,949	1,673,042
Restricted stock units	21,042,928	20,117,746
FP Combination Warrants	8,291,704	8,291,704
Combination Warrants	2,763,902	2,763,902
Public Warrants	19,221,960	19,221,960
Private Placement Warrants	78,000	78,000
2027 Warrants	17,253,279	17,253,279
RDO Warrants	29,000,000	—
Placement Agent Warrants	2,030,000	—
CMPO Warrants	23,214,290	—
CMPO Placement Agent Warrants	1,625,000	—
PIPE Investment Obligation	9,868,421	14,240,506
Conversion Option Derivative	38,733,878	—

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Years Ended December 31,
(in thousands, except per share and share amounts)	2023	2022
Net loss - basic	$(151,843)	$(163,980)
Effect of dilutive potential shares	-	(23,771)
Net loss - diluted	$(151,843)	$(187,751)

Weighted-average shares outstanding - basic	170,076,500	128,261,443
Dilutive potential shares	-	5,861,388
Weighted-average shares outstanding - diluted	170,076,500	134,122,831

Net loss per share - basic	$(0.89)	$(1.28)
Net loss per share - diluted	$(0.89)	$(1.40)

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

The Company recognizes positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company records liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. The Company includes interest and penalties associated with unrecognized tax benefits as income tax expense and as a component of the recorded balance of unrecognized tax benefits, which are reflected in other liabilities or net of related tax loss carryforwards in the consolidated balance sheets. The Company did not have any unrecognized tax benefits as of December 31, 2023 and 2022.

Significant components of loss before income taxes for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
United States	$(151,263)	$(164,786)
Foreign	(546)	966
Loss before income taxes	$(151,809)	$(163,820)

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Significant components of provision for income taxes for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Current:
Federal	$—	$—
State	3	13
Foreign	31	147
Current provision for income taxes	34	160

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Deferred provision for income taxes	—	—
Provision for income taxes	$34	$160

The reconciliation between the provision for income taxes and the amount computed at the statutory U.S. federal income tax rate for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Income taxes computed at the U.S. federal statutory rate	$(31,880)	$(34,402)
State and local income taxes, net of federal benefit	(10,586)	(14,472)
Permanent differences	588	(957)
Change in valuation allowance	38,536	44,256
Other, net	3,376	5,735
Provision for income taxes	$34	$160

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The components of the Company's net deferred tax assets for the periods presented were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Tax loss and credit carryforwards	$71,880	$47,783
Disallowed interest	17,341	7,946
Share-based compensation	8,480	6,667
Impairment loss	6,694	6,678
Research and development	4,901	2,331
Operating leases	2,080	2,275
Other	2,009	2,365
Total deferred tax assets	113,385	76,045
Valuation allowance	(112,838)	(74,302)
Deferred tax assets, net of valuation allowance	$547	$1,743

Deferred tax liabilities:
Property, plant, and equipment	$(547)	$(1,743)
Total deferred tax liabilities	(547)	(1,743)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of U.S. federal, state and foreign deferred tax assets. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, which include its past operating results, the existence of cumulative losses in the most recent years, and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions related to the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses. The Company believes that it is more-likely-than-not that it will not generate sufficient future taxable income to realize its deferred tax assets. Accordingly, the Company has recorded a full valuation allowance as of December 31, 2023 and 2022.

The change in the valuation allowance for deferred tax assets for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Beginning balance	$(74,302)	$(30,046)
Change in valuation allowance	(38,536)	(44,256)
Ending balance	$(112,838)	$(74,302)

As of December 31, 2023 and 2022, the Company had federal net operating losses (“NOL”) carryforwards of $236 million and $165 million, respectively. The majority of the Company’s federal NOL carryforwards were generated beginning in 2018 and can be carried forward indefinitely and used to offset up to 80% of future taxable income for future tax years.

Internal Revenue Code Section 382 generally limits NOL and tax credit carryforwards following an ownership change, which occurs when one or more five percent shareholder increases its ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholder at any time during the “testing period” (generally three years). Accordingly, the Company’s ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted as a result of the Tailwind Two Merger.

As of December 31, 2023 and 2022, the Company had state NOL carryforwards of $322 million and $178 million, respectively. The state NOL carryforwards begin to expire in 2038.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

As of December 31, 2023 and 2022, the Company’s foreign NOL carryforwards were not material. The foreign NOL carryforwards can be carried forward indefinitely and used to offset up to 80% of future taxable income for future tax years.

The Company files income tax returns for U.S. federal and various state jurisdictions and in Italy for its foreign subsidiary. The income tax returns are subject to audit by the taxing authorities. These audits may culminate in proposed assessments which may ultimately result in a change to the estimated income taxes. The following is a summary of open tax years by jurisdiction:

Jurisdiction	Years Open to Audit
Federal	2020 - 2022
State	2019 - 2022
Italy	2018 - 2022

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

Class Action

In February 2023, a putative class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), Case No. 1:23-cv-01394. The litigation was instituted by Jeffrey Mullen on behalf of himself and all others similarly situated. In July 2023, an amended complaint was filed by Jeffrey Mullen, Robert Irwin, Justin Carnahan and Thomas Bennett, each on behalf of himself and all others similarly situated, naming the Company, its Chief Executive Officer, and the members of Legacy Terran Orbital’s Board of Directors as defendants. The amended class action complaint (as amended, the “Complaint”) asserts claims for violations of Section 11(A) of the Securities Exchange Act of 1933 and Section 158 of the Delaware General Corporation Law, and breach of fiduciary duties, resulting from the Company’s alleged failure to timely transfer shares of common stock to current and former employee shareholders after the consummation of the Tailwind Two Merger and alleges materially false and misleading statements made in the Company’s Form S-4 Registration Statement and Proxy Prospectus primarily relating to the process for exchanging shares in connection with the Tailwind Two Merger. The Complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously and filed a motion to dismiss with the Court on December 18, 2023. On February 2, 2024, the Company filed a response brief to the plaintiff’s opposition to the motion to dismiss. The motion to dismiss is currently pending with the court.

Stockholder Rights Agreement

On March 6, 2024, Andrew Jones filed a putative class action complaint against the Company and its Board of Directors in the Delaware Court of Chancery. The complaint objects to the Company’s implementation of the Rights Agreement, specifically a provision in the Rights Agreement which aggregates share ownership in situations where parties are “acting in concert.” The plaintiff alleges breaches of fiduciary duty and seeks to have the acting in concert provision enjoined and declared unenforceable.

Commercial Agreements

In connection with the Tailwind Two Merger, the Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of a PIPE investor, which became effective upon the closing of the Tailwind Two Merger. As of December 31, 2023, approximately $12.1 million of the purchase obligations remained outstanding under these commercial agreements.

Note 13 Related Party Transactions

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

Lockheed Martin

Lockheed Martin, directly and through its wholly-owned subsidiary Astrolink International, LLC (“Astrolink”), is a significant holder of debt and equity instruments of the Company. Refer to Note 5 “Debt” and Note 6 “Warrants and Derivatives” for further discussion regarding debt and equity transactions with Lockheed Martin.

Strategic Cooperation Agreement

On June 26, 2017, the Company entered into a strategic cooperation agreement with Lockheed Martin (the “Strategic Cooperation Agreement”), as amended, pursuant to which the parties agreed to (i) collaborate on the development, production and sale of satellites for use in U.S. Government spacecraft and spacecraft procurements and (ii) establish a cooperation framework to enable the parties to enter into projects, research and development agreements and other collaborative business arrangements and “teaming activities.”

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

Revenue

The Company recognized revenue from Lockheed Martin of $110.2 million and $71.6 million in 2023 and 2022, respectively. In addition, the Company had accounts receivable due from Lockheed Martin of $9.6 million and $687 thousand as of December 31, 2023 and 2022, respectively, and contract assets from contracts with Lockheed Martin of $20.1 million and $4.1 million as of December 31, 2023 and 2022, respectively. The Company had contract liabilities from contracts with Lockheed Martin of $89.1 million and $22.5 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, programs associated with Lockheed Martin represented approximately 8% and 81% of the Company's remaining performance obligations, respectively.

Expenses

During 2023, the Company incurred approximately $4.3 million of expenses in connection with engineering and research and development support provided by Lockheed Martin.

GeoOptics, Inc.

The Company owns a non-controlling equity interest in GeoOptics, Inc. (“GeoOptics”), a privately held company engaged in the acquisition and sale of Earth observation data and a purchaser of products and services from the Company. Additionally, one of the Company’s executive officers formerly served as a member of the GeoOptics board of directors. As of December 31, 2023 and 2022, the Company’s $1.7 million investment in GeoOptics represented less than a 3% ownership interest and was fully impaired.

The Company did not recognize revenue from GeoOptics during 2023 and had no accounts receivable or contract assets due from GeoOptics as of December 31, 2023 and 2022. The Company recognized revenue from GeoOptics of $1.7 million during 2022.

Transactions with Chairman and CEO

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The Company leases office space in a building beneficially owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $241 thousand and $234 thousand in 2023 and 2022, respectively.

PIPE Investment Obligation

The PIPE Investment Obligation is considered a related party transaction. Refer to Note 5 “Debt” for further discussion.

Note 14 Geographic Information

The following table presents revenue by geography and a reconciliation to consolidated revenue for the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022
United States	$127,677	$82,270
Europe	8,238	11,967
Revenue	$135,915	$94,237

Revenue is classified geographically based on the location of the operating entity that records the transaction.

The following table presents property, plant and equipment, net by geography and a reconciliation to consolidated property, plant and equipment, net for the periods presented:

	December 31,
(in thousands)	2023	2022
United States	$45,598	$24,137
Europe	851	606
Property, plant, and equipment, net	$46,449	$24,743

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

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The following table presents the amounts reported in the Company’s consolidated balance sheets related to operating and finance leases as of the dates presented:

		December 31,
(in thousands)	Classification	2023	2022
Right-of-use assets:
Operating	Other assets	$12,098	$12,736
Finance	Property, plant, and equipment, net	5,873	420
Total right-of-use assets		$17,971	$13,156

Lease liabilities
Operating	Accrued expenses and other current liabilities	$1,505	$971
Finance	Current portion of long-term debt	1,929	90
Operating	Other liabilities	17,964	19,426
Finance	Long-term debt	3,059	321
Total lease liabilities		$24,457	$20,808

The following is a summary of the Company’s lease cost for the presented period:

	Years Ended December 31,
Lease cost (in thousands)	2023	2022
Operating lease cost	$7,157	$6,463
Finance lease cost
Amortization of right-of-use assets	1,468	49
Interest on lease liabilities	389	16
Variable lease costs	1,575	915
Total lease cost	$10,589	$7,443

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the period presented:

	Years Ended December 31,
Other information (in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,442	$391
Operating cash flows from finance leases	389	16
Financing cash flows from finance leases	1,070	44
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	363	6,614
Finance leases	5,647	402

Lease payments prior to lease commencement are classified in the consolidated statements of cash flows based on the expected classification of the lease upon commencement and are excluded from the table above. During 2023, lease payments prior to the commencement of finance leases totaled $1.8 million.

Terran Orbital Corporation

Notes to the Consolidated Financial Statements

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the date presented:

	Years Ended December 31,
Lease term and discount rate	2023	2022
Weighted-average remaining lease term (years)
Operating leases	6.0	6.8
Finance leases	2.5	4.4
Weighted-average discount rate
Operating leases	30.07%	30.27%
Finance leases	12.42%	6.61%

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2023:

Maturity of lease liabilities (in thousands)	Operating Leases	Finance Leases
2024	$6,935	$2,418
2025	7,217	2,285
2026	7,252	984
2027	7,260	54
2028	3,392	-
Thereafter	12,415	-
Total lease payments	44,471	5,741
Less interest	25,002	753
Total lease liabilities	$19,469	$4,988

In February 2023, the Company executed an operating lease for manufacturing and assembly space with an original lease term of 124 months, which is expected to commence in the second quarter of 2024. The total future minimum lease payments under this lease are approximately $34.5 million.