Form 10-Q
period 2024-03-31
Terran Orbital Corp
filed 2024-05-14
CIK 1835512

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 202,053,138 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$43,701	$71,663
Accounts receivable, net of allowance for credit losses of $191 and $182 as of March 31, 2024 and December 31, 2023, respectively	1,642	14,735
Contract assets, net	26,370	21,390
Inventory	34,680	33,348
Prepaid expenses and other current assets	22,129	14,843
Total current assets	128,522	155,979
Property, plant, and equipment, net	48,356	46,449
Other assets	16,020	17,885
Total assets	$192,898	$220,313
Liabilities and shareholders' deficit:
Current portion of long-term debt	$12,839	$11,740
Accounts payable	24,791	22,850
Contract liabilities	111,549	103,924
Reserve for anticipated losses on contracts	620	977
Accrued expenses and other current liabilities	35,719	14,408
Total current liabilities	185,518	153,899
Long-term debt	179,421	171,033
Warrant and derivative liabilities	17,283	34,462
Other liabilities	17,756	18,555
Total liabilities	399,978	377,949
Commitments and contingencies (Note 12)
Shareholders' deficit:
Preferred stock - authorized 50,000,000 shares of $0.0001 par value; zero issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock - authorized 600,000,000 shares of $0.0001 par value; issued and outstanding shares of 201,279,662 and 199,413,917 as of March 31, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	358,981	355,144
Accumulated deficit	(566,255)	(513,011)
Accumulated other comprehensive income	174	211
Total shareholders' deficit	(207,080)	(157,636)
Total liabilities and shareholders' deficit	$192,898	$220,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$27,235	$28,198
Cost of sales	33,391	29,597
Gross loss	(6,156)	(1,399)
Selling, general, and administrative expenses	28,308	32,530
Loss from operations	(34,464)	(33,929)
Interest expense, net	13,696	10,934
Change in fair value of warrant and derivative liabilities	5,043	9,455
Other (income) expense	(11)	109
Loss before income taxes	(53,192)	(54,427)
Provision for income taxes	52	18
Net loss	(53,244)	(54,445)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(37)	20
Total comprehensive loss	$(53,281)	$(54,425)

Weighted-average shares outstanding
Basic and diluted	201,442,209	144,062,103

Net loss per share
Basic and diluted	$(0.26)	$(0.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
Balance as of December 31, 2023	199,413,917	$20	$355,144	$(513,011)	$211	$(157,636)
Net loss	-	-	-	(53,244)	-	(53,244)
Other comprehensive loss, net of tax	-	-	-	-	(37)	(37)
Share-based compensation	-	-	3,816	-	-	3,816
Settlement of vested restricted stock units	1,834,805	-	-	-	-	-
Exercise of stock options	30,940	-	21	-	-	21
Balance as of March 31, 2024	201,279,662	$20	$358,981	$(566,255)	$174	$(207,080)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
Balance as of December 31, 2022	142,503,771	$14	$269,574	$(361,168)	$159	$(91,421)
Net loss	-	-	-	(54,445)	-	(54,445)
Other comprehensive income, net of tax	-	-	-	-	20	20
Share-based compensation	-	-	10,166	-	-	10,166
Settlement of vested restricted stock units	1,665,333	-	-	-	-	-
Exercise of stock options	511,119	-	355	-	-	355
Balance as of March 31, 2023	144,680,223	$14	$280,095	$(415,613)	$179	$(135,325)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(53,244)	$(54,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,391	919
Non-cash interest expense	9,581	7,053
Share-based compensation expense	3,816	10,166
Provision for losses on receivables and inventory	511	3
Change in fair value of warrant and derivative liabilities	5,043	9,455
Amortization of operating right-of-use assets	378	279
Other non-cash, net	77	-
Changes in operating assets and liabilities:
Accounts receivable, net	13,072	1,992
Contract assets	(5,017)	1,423
Inventory	(1,309)	(3,990)
Accounts payable	2,844	1,009
Contract liabilities	7,676	(8,021)
Reserve for anticipated losses on contracts	(357)	(1,723)
Accrued interest	(49)	(88)
Other, net	(8,228)	3,145
Net cash used in operating activities	(22,815)	(32,823)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,498)	(3,162)
Net cash used in investing activities	(2,498)	(3,162)
Cash flows from financing activities:
Repayment of long-term debt	(2,551)	(518)
Payment of issuance costs	(44)	-
Proceeds from exercise of stock options	21	339
Net cash used in financing activities	(2,574)	(179)

Effect of exchange rate fluctuations on cash and cash equivalents	(75)	30

Net decrease in cash and cash equivalents	(27,962)	(36,134)
Cash and cash equivalents at beginning of period	71,663	93,561
Cash and cash equivalents at end of period	$43,701	$57,427

Non-cash investing and financing activities:
Purchases of property, plant, and equipment not yet paid	405	5,265
Issuance costs not yet paid	-	139

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 Organization and Summary of Significant Accounting Policies

Organization and Business

Terran Orbital Corporation, together with its wholly-owned subsidiaries (the “Company”), is a leading manufacturer of satellite products primarily serving the aerospace and defense industries. The Company provides end-to-end satellite solutions by combining satellite design, production, launch planning, mission operations, and on-orbit support to meet the needs of its military, civil, and commercial customers. The Company has a foreign subsidiary based in Torino, Italy.

Beginning on March 28, 2022, the Company's common stock and public warrants began trading on the New York Stock Exchange (the “NYSE”) under the symbols “LLAP” and “LLAP WS,” respectively.

Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, they include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2023 and 2022 included in its Annual Report on Form 10-K, which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Annual Report”). The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures from the annual consolidated financial statements.

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

Going Concern

The condensed consolidated financial statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company’s primary corporate debt agreements contain a covenant requiring the Company’s Consolidated Adjusted EBITDA (as defined in the underlying note agreements), on a trailing twelve month basis, to not be less than $0 by December 31, 2024, which date is the result of the original determination date on June 30, 2024 being extended by two fiscal quarters pursuant to contractual terms (the “EBITDA Financial Covenant”). The commencement of the EBITDA Financial Covenant may be further delayed by one quarter for every additional $25.0 million of net cash proceeds received from qualified equity issuances. If the Company is unable to comply with these financial covenants, the Company’s creditors may accelerate the principal and interest on the Company’s primary corporate indebtedness to be immediately due and payable. As of March 31, 2024, cash and cash equivalents totaled $43.7 million and debt subject to the EBITDA Financial Covenant totaled $292.6 million with related accrued but unpaid interest of $2.1 million.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(in thousands)	March 31, 2024	December 31, 2023
Current warrant and derivative liabilities(1)	$22,222	$-
Payroll-related accruals	6,249	8,248
Current operating lease liabilities	1,674	1,505
Accrued interest	2,067	2,116
Other current liabilities	3,507	2,539
Accrued expenses and other current liabilities	$35,719	$14,408

(1) - Refer to Note 6 “Warrants and Derivatives” for further discussion.

Research and Development

Research and development includes materials, labor, and overhead attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Research and development expense was $3.4 million and $7.5 million during the three months ended March 31, 2024 and 2023, respectively.

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

A small number of customers and contracts historically have represented a significant portion of the Company's consolidated revenue. Lockheed Martin Corporation (“Lockheed Martin”) represented approximately 73% of consolidated revenue during the three months ended March 31, 2024 and 2023. There were no other individual customers who accounted for more than 10% of the Company’s revenue during these periods.

The table below presents individual customers who accounted for more than 10% of the Company’s combined accounts receivable, net of allowance for credit losses, and contract assets, net of allowance for credit losses, as of the dates presented:

	March 31, 2024	December 31, 2023
Customer A	88%	82%
Customer B	0%	12%
Total	88%	94%

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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on improvements to income tax disclosures, primarily related to the rate reconciliation and income tax paid information. The guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual periods beginning after December 15, 2024. This guidance should be applied prospectively, with retrospective application also a permitted option. Early adoption is permitted. The Company is currently evaluating the impact of this guidance

Note 2 Revenue and Receivables

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following tables present the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Mission support	$24,171	$26,591
Launch support	487	1,087
Operations	1,034	194
Studies, design and other	1,543	326
Revenue	$27,235	$28,198

	Three Months Ended March 31,
(in thousands)	2024	2023
U.S. Government contracts
Fixed price	$19,800	$21,552
Cost-plus fee and other	173	1,688
	19,973	23,240

Foreign government contracts
Fixed price	2,293	1,478

Commercial contracts
Fixed price, U.S.	930	1,276
Fixed price, International	1,633	2,154
Cost-plus fee and other, U.S.	732	50
Cost-plus fee and other, International	1,674	-
	4,969	3,480

Revenue	$27,235	$28,198

Remaining Performance Obligations

Revenue from remaining performance obligations is calculated as the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period on executed contracts, including both funded

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

As of March 31, 2024, the Company had approximately $2.7 billion of remaining performance obligations, of which $2.4 billion is related to the Rivada Agreement (as defined below). The Company estimates that approximately 80% of the remaining performance obligations will be recognized as revenue by December 31, 2025 and the remainder by December 31, 2026.

During February 2023, the Company entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether the Company ultimately recognizes revenue and profit on this contract is subject to a number of uncertainties including, among other things, its ability to successfully perform its obligations, increase its manufacturing capacity in order to meet the demands of the program, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement during the three months ended March 31, 2024 was $1.7 million. The Company did not recognize revenue under the Rivada Agreement during the three months ended March 31, 2023.

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

Contract assets from products and services for which the U.S. Government is the ultimate customer was $23.3 million and $19.6 million as of March 31, 2024 and December 31, 2023, respectively.

The following is a summary of contract assets, net, recognized in the condensed consolidated balance sheets as of the dates presented:

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	March 31, 2024	December 31, 2023
Contract assets, gross	$26,433	$21,444
Allowance for credit losses	(63)	(54)
Contract assets, net	$26,370	$21,390

As of March 31, 2024 and December 31, 2023, all contract assets were classified as current assets.

There were no material impairments of contract assets during the three months ended March 31, 2024 or 2023.

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

As of March 31, 2024 and December 31, 2023, all contract liabilities were classified as current liabilities.

During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $9.5 million and $21.0 million, respectively, that was previously included in the beginning balance of contract liabilities.

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

Accounts receivable from products and services for which the U.S. Government is the ultimate customer was $33 thousand and $13.3 million as of March 31, 2024 and December 31, 2023, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$182	$764
Provision for credit losses	9	(23)
Write-offs	-	(700)
Ending balance	$191	$41

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company recorded decreases of $0.4 million and $1.7 million in cost of sales related to the reserve for anticipated losses on contracts during the three months ended March 31, 2024 and 2023, respectively.

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

The components of inventory as of the dates presented were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$17,917	$18,284
Work-in-process	16,763	15,064
Total inventory	$34,680	$33,348

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

Depreciation expense is included in cost of sales and selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss based on whether the underlying asset is used as part of manufacturing overheard or administrative overhead, respectively. Additionally, a portion of depreciation and amortization expense may be capitalized to inventory as part of manufacturing overhead. Depreciation expense was $2.4 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively.

Repairs and maintenance expenditures are expensed when incurred.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The gross carrying amount, accumulated depreciation, and net carrying amount of property, plant, and equipment, net as of the dates presented were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Machinery and equipment	$32,568	$28,321
Satellites	2,209	2,209
Ground station equipment	2,095	2,095
Office equipment and furniture	4,216	4,621
Software	1,583	1,582
Leasehold improvements	21,869	21,800
Construction-in-process	10,106	9,210
Property, plant, and equipment, gross	74,646	69,838
Accumulated depreciation	(26,290)	(23,389)
Property, plant, and equipment, net	$48,356	$46,449

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

There were no material impairments of property, plant, and equipment during the three months ended March 31, 2024 and 2023.

Note 5 Debt

Long-term debt (including accrued interest to be paid-in-kind) as of the presented periods was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2024	December 31, 2023
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000	25,000
Beach Point Rollover Debt	March 2021	April 2026	11.25%	Quarterly	32,541	32,380
Convertible Notes due 2027	October 2022	October 2027	10.00%	Quarterly	115,041	112,251
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	15,000	16,875
Equipment financings(1)					2,182	2,287
Finance leases(2)					6,873	4,988
Unamortized deferred issuance costs					(2,530)	(2,664)
Unamortized discount on debt					(121,870)	(128,367)
Total debt					192,260	182,773
Current portion of long-term debt					12,839	11,740
Long-term debt					$179,421	$171,033

(1) - Consists of equipment financing debt agreements with maturities through September 2030, annual interest rates ranging from 6.25% to 20.05%, and requiring monthly payments of interest and principal.

(2) - Refer to Note 14 “Leases” for further discussion.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

There were no significant changes in the Company’s long-term debt during the three months ended March 31, 2024.

In April 2024, the Company paid $1.875 million of principal related to the PIPE Investment Obligation, which was outstanding as of March 31, 2024.

Note 6 Warrants and Derivatives

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

Warrants and derivatives classified as liabilities are recognized at fair value in the condensed consolidated balance sheets and are remeasured at fair value as of each reporting period with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss. Warrants and derivatives classified as equity are recognized at fair value, or relative fair value if issued with other financial instruments, in additional paid-in capital in the condensed consolidated balance sheets and are not subsequently remeasured.

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants and derivatives recorded in warrant and derivative liabilities on the condensed consolidated balance sheets as of the presented periods were as follows:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of March 31, 2024	Issuance	Maturity	Exercise/Conversion Price	March 31, 2024	December 31, 2023
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$3,076	$1,346
Private Placement Warrants	78,000	March 2021	March 2027	11.50	12	5
FP Combination Warrants	8,291,704	March 2022	March 2027	10.00	-	21,476
2027 Warrants	17,253,279	October 2022	October 2027	2.898	11,465	9,842
Conversion Option Derivative	39,696,788	October 2022	October 2027	2.898	2,730	1,793
Warrant and derivative liabilities	84,541,731				$17,283	$34,462

During the three months ended March 31, 2024, the Company received notice from the holders of the FP Combination Warrants of their intent to exercise their right to redeem the FP Combination Warrants for $25 million in cash on March 25, 2025. Accordingly, the Company reclassified the fair value of the FP Combination Warrants as of March 31, 2024 from warrant and derivative liabilities to accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The changes in liability-classified warrants and derivatives included in accrued expenses and other current liabilities on the condensed consolidated balance sheets during the three months ended March 31, 2024 were as follows:

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Current Warrant and Derivative Liabilities	Warrant and Derivative Liabilities	Total
Balance as of December 31, 2023	$-	$34,462	$34,462
Change in fair value of warrant and derivative liabilities	-	5,043	5,043
Reclassification of warrant and derivative liabilities to current warrant and derivative liabilities	22,222	(22,222)	-
Balance as of March 31, 2024	$22,222	$17,283	$39,505

There were no significant changes in the Company’s liability-classified warrants and derivatives during the three months ended March 31, 2023, except for changes in fair value.

Equity-classified Warrants and Derivatives

As of March 31, 2024, the Company’s equity-classified warrants and derivatives were comprised of the following:

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

There were no significant changes to the Company’s equity-classified warrants and derivatives during the three months ended March 31, 2024 and 2023.

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

Fair Value of Common Stock

The fair value of Terran Orbital Corporation’s common stock was based on the quoted market price as of each relevant valuation date.

Warrants and Derivatives

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

The fair values of certain warrants and derivatives were estimated using models similar to that of the Black-Scholes option-pricing model and included additional assumptions, such as the estimated counterparty credit spread based on an estimated credit rating of CCC and below.

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

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$185,387	$288,671	$177,785	$285,918

As of March 31, 2024 and December 31, 2023, the fair value of the Company's long-term debt, except as otherwise described, was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value related to Convertible Notes due 2027 was exclusive of the conversion option and estimated as described above. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

Note 8 Shareholders’ Deficit

Common Stock

The Company is authorized to issue up to 600 million shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the shareholder to one vote.

Preferred Stock

The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2024 or December 31, 2023.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Rights Agreement

On March 4, 2024, the Company entered into a Rights Agreement (the “Rights Agreement”), as amended on April 18, 2024, in order to protect the Company and its shareholders from coercive or otherwise unfair takeover tactics. The Rights Agreement imposes a significant penalty upon any person or group that acquires 15% or more of the Company’s outstanding common stock, including through derivatives agreements, without the approval of the Company. The Rights Agreement should not interfere with any merger or other business combination approved by the Company.

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

Note 9 Share-Based Compensation

Share-based compensation expense totaled $3.8 million and $10.2 million during the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the Company granted approximately 2.5 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $1.11 per unit based on the public market price of the Company’s common stock as of the date of grant. A majority of these RSUs will vest over a four-year period.

Note 10 Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Equity-classified warrants that are exercisable for nominal consideration are included in basic weighted-average shares outstanding at the time of issuance.

Diluted net loss per share gives effect to all securities having a dilutive effect on net loss, weighted-average shares of common stock outstanding, or both. The effect from potential dilutive securities included, but was not limited to: (i) incremental shares of common stock calculated using the if-converted method for the Convertible Notes due 2027 and Conversion Option Derivative, and the PIPE Investment Obligation; (ii) incremental shares of common stock calculated using the treasury stock method for warrants and share-based compensation awards; and (iii) the corresponding impact to net loss associated with the preceding considerations.

The RDO Warrants and CMPO Warrants, as described in the table in Note 6 “Warrants and Derivatives,” each meet the definition of a participating security because they are entitled to participate in distributions by the Company while in the form of a warrant; however, the RDO Warrants and CMPO Warrants are not required to share in the net losses of the Company. Accordingly, these participating securities do not have an impact on basic net loss per share in periods of net loss and with no distributions.

For purposes of the diluted net loss per share computation, all potentially dilutive securities were excluded because their effect would be anti-dilutive or their exercise price was “out-of-the-money.” As a result, diluted net loss per share was equal to basic net loss per share for each period presented.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of March 31,
(in shares of common stock)	2024	2023
Stock options	949,151	1,148,129
Restricted stock units	21,493,923	17,617,600
FP Combination Warrants	8,291,704	8,291,704
Combination Warrants	2,763,902	2,763,902
Public Warrants	19,221,960	19,221,960
Private Placement Warrants	78,000	78,000
2027 Warrants	17,253,279	17,253,279
RDO Warrants	29,000,000	—
Placement Agent Warrants	2,030,000	—
CMPO Warrants	23,214,290	—
CMPO Placement Agent Warrants	1,625,000	—
PIPE Investment Obligation	8,587,786	12,228,261
Conversion Option Derivative	39,696,788	35,956,013

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Three Months Ended March 31,
(in thousands, except per share and share amounts)	2024	2023
Numerator:
Net loss	$(53,244)	$(54,445)
Denominator:
Weighted-average shares outstanding - basic and diluted	201,442,209	144,062,103
Net loss per share - basic and diluted	$(0.26)	$(0.38)

Note 11 Income Taxes

Provision for income taxes for the three months ended March 31, 2024 was $52 thousand, resulting in an effective tax rate for the period of -0.1%. The Company had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from the Company’s foreign subsidiary.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Class Action

In February 2023, a putative class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), Case No. 1:23-cv-01394. The litigation was instituted by Jeffrey Mullen on behalf of himself and all others similarly situated. In July 2023, an amended complaint was filed by Jeffrey Mullen, Robert Irwin, Justin Carnahan and Thomas Bennett, each on behalf of himself and all others similarly situated, naming the Company, its Chief Executive Officer, and the members of Legacy Terran Orbital’s Board of Directors as defendants. The amended class action complaint (as amended, the “Complaint”) asserts claims for violations of Section 11(A) of the Securities Exchange Act of 1933 and Section 158 of the Delaware General Corporation Law, and breach of fiduciary duties, resulting from the Company’s alleged failure to timely transfer shares of common stock to current and former employee shareholders in connection with its prior transaction to become a public company and alleges materially false and misleading statements made in the Company’s Form S-4 Registration Statement and Proxy Prospectus primarily relating to the process for exchanging shares in connection with its prior transaction to become a public company. The Complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously and filed a motion to dismiss with the Court on December 18, 2023. On February 2, 2024, the Company filed a response brief to the plaintiff’s opposition to the motion to dismiss. The motion to dismiss is currently pending with the court.

Stockholder Rights Agreement

On March 6, 2024, Andrew Jones filed a putative class action complaint against the Company and its Board of Directors in the Delaware Court of Chancery. The complaint objects to the Company’s implementation of the Rights Agreement, specifically a provision in the Rights Agreement which aggregates share ownership in situations where parties are “acting in concert.” The plaintiff alleges breaches of fiduciary duty and seeks to have the acting in concert provision enjoined and declared unenforceable. In April 2024, the Company amended the Rights Agreement to remove references to the defined concept of “acting in concert” that the plaintiff is seeking to declare unenforceable. The Company subsequently filed a stipulation and proposed order, which is subject to approval by the Delaware Court of Chancery, whereby the plaintiff has agreed to dismiss the claims as moot.

Commercial Agreements

In connection with the transaction to become a public company, the Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of an investor, which became effective upon the closing of the transaction to become a public. As of March 31, 2024, approximately $9.9 million of the purchase obligations remained outstanding under these commercial agreements.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

prior notice to Lockheed Martin and to include Lockheed Martin in any such sale process, in each case, subject to the fiduciary duties of the board of directors and management of the Company.

Revenue

The Company recognized revenue from Lockheed Martin of $19.9 million and $20.5 million during the three months ended March 31, 2024 and 2023, respectively. In addition, the Company had accounts receivable due from Lockheed Martin of $1.0 million and $9.6 million as of March 31, 2024 and December 31, 2023, respectively, and contract assets from contracts with Lockheed Martin of $23.6 million and $20.1 million as of March 31, 2024 and December 31, 2023, respectively. The Company had contract liabilities from contracts with Lockheed Martin of $93.0 million and $89.1 million as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, programs associated with Lockheed Martin represented approximately 7% and 8% of the Company's remaining performance obligations, respectively.

Expenses

During the three months ended March 31, 2024 and 2023, the Company incurred approximately $0.5 million and $3 million of expenses in connection with engineering and research and development support provided by Lockheed Martin, respectively.

Transactions with Chairman and CEO

The Company leases office space in a building owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $61 thousand and $59 thousand during the three months ended March 31, 2024 and 2023, respectively.

PIPE Investment Obligation

An affiliate of a director and shareholder of the Company invested $30 million in connection with the transaction to become a public company (the “Insider PIPE Investment”) in March 2022. The subscription agreement for the Insider PIPE Investment included a provision that obligates the Company to pay the affiliate a quarterly fee of $1.875 million for sixteen quarters beginning with the period ending March 31, 2022 (the “PIPE Investment Obligation”). The first four quarterly payments were to be paid in cash and the remaining payments are to be paid, at the Company's option, in cash or common stock of the Company, subject to subordination to and compliance with the Company's debt facilities and other contractual arrangements. Refer to Note 5 “Debt” for further discussion.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table presents the amounts reported in the Company’s condensed consolidated balance sheets related to operating and finance leases as of the dates presented:

(in thousands)	Classification	March 31, 2024	December 31, 2023
Right-of-use assets:
Operating	Other assets	$11,713	$12,098
Finance	Property, plant, and equipment, net	8,425	5,873
Total right-of-use assets		$20,138	$17,971

Lease liabilities
Operating	Accrued expenses and other current liabilities	$1,674	$1,505
Finance	Current portion of long-term debt	3,017	1,929
Operating	Other liabilities	17,449	17,964
Finance	Long-term debt	3,856	3,059
Total lease liabilities		$25,996	$24,457

The following is a summary of the Company’s lease cost for the periods presented:

	Three Months Ended March 31,
Lease cost (in thousands)	2024	2023
Operating lease cost	$1,806	$1,767
Finance lease cost
Amortization of right-of-use assets	632	31
Interest on lease liabilities	133	8
Variable lease costs	407	267
Total lease cost	$2,978	$2,073

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the periods presented:

	Three Months Ended March 31,
Other information (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,766	$1,849
Operating cash flows from finance leases	133	8
Financing cash flows from finance leases	490	22
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	-	17
Finance leases	2,230	503

Lease payments prior to commencement are classified in the condensed consolidated statements of cash flows based on the expected classification of the lease upon commencement and are excluded from the table above. Payments prior to the commencement of finance leases totaled $81 thousand and $459 thousand during the three months ended March 31, 2024 and 2023, respectively.

In February 2023, the Company executed an operating lease for manufacturing and assembly space with an original lease term of 124 months, which is expected to commence in 2024. The total future minimum lease payments under this lease are approximately $34.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes as of and for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K, which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “2023 Annual Report”). This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.

The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates involving risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in our 2023 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

RECENT DEVELOPMENTS

The comparability of our results of operations has been impacted by the following events:

Rivada Agreement

During February 2023, we entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of approximately $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether we ultimately recognize revenue and profit on this contract is subject to a number of uncertainties including, among other things, our ability to successfully perform our obligations, increase our manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. We recognized $1.7 million of revenue under the Rivada Agreement during the three months ended March 31, 2024. We did not recognize revenue under the Rivada Agreement during the three months ended March 31, 2023.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to March 31, 2023

The following table presents our consolidated results of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Revenue	$27,235	$28,198	$(963)
Cost of sales	33,391	29,597	3,794
Gross loss	(6,156)	(1,399)	(4,757)
Selling, general, and administrative expenses	28,308	32,530	(4,222)
Loss from operations	(34,464)	(33,929)	(535)
Interest expense, net	13,696	10,934	2,762
Change in fair value of warrant and derivative liabilities	5,043	9,455	(4,412)
Other (income) expense	(11)	109	(120)
Loss before income taxes	(53,192)	(54,427)	1,235
Provision for income taxes	52	18	34
Net loss	$(53,244)	$(54,445)	$1,201

Revenue

The decrease in revenue was driven by unfavorable EAC adjustments primarily on a single program due to challenges with a subcontractor, partially offset by an increase in revenue due to the continued and increased level of progress made in satisfying our customer contracts.

During the three months ended March 31, 2024 and 2023, revenue included an estimated $13.1 million negative impact and $0.8 million positive impact, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of

March 31, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The increase in cost of sales was primarily due to the following:

•
an increase of $2.9 million in labor, materials, third-party services, overhead (exclusive of allocated share-based compensation and depreciation), launch costs, and other direct costs incurred in satisfying our customer contracts;
•
an increase of $1.4 million related to reserves for anticipated losses on contracts as we recorded a decrease in reserves of $0.4 million during 2024 compared to a decrease of $1.7 million during 2023 due to the termination of an unfavorable contract; and
•
an increase of $1.3 million in depreciation and amortization as a result of increased production capacity and production levels.

These increases were partially offset by a decrease of $2.3 million in share-based compensation expense as certain awards granted in connection with becoming a public company were fully expensed during the first quarter of 2023.

During the three months ended March 31, 2024 and 2023, cost of sales included an estimated $0.5 million negative impact and a $0.8 million positive impact, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of March 31, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses was primarily due to a decrease of $4.0 million in share-based compensation expense as certain awards granted in connection with becoming a public company were fully expensed during the first quarter of 2023, and a decrease of $3.6 million in research and development activities, exclusive of allocated share-based compensation and depreciation. These decreases were partially offset by an increase of $3.0 million in administrative labor and benefits, net of allocated overhead, due to the increase in headcount on a comparative basis.

Interest Expense, net

The increase in interest expense, net was due to an increase in amortization related to discount on debt of $2.2 million and an increase in contractual interest of $0.4 million.

Change in Fair Value of Warrant and Derivative Liabilities

During the three months ended March 31, 2024 and 2023, the loss on change in fair value was primarily due to an increase in the market price of our common stock and warrants, which drove the increase in the fair value of our warrants and derivatives during the relevant periods.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2024 was $52 thousand, resulting in an effective tax rate for the period of -0.1%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from our foreign subsidiary.

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

We believe that the presentation of Adjusted Gross Profit is appropriate to provide additional information to investors about our gross profit or loss adjusted for certain non-cash items. Further, we believe Adjusted Gross Profit provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Gross loss	$(6,156)	$(1,399)	$(4,757)
Share-based compensation expense	941	3,245	(2,304)
Depreciation and amortization	1,791	466	1,325
Adjusted gross (loss) profit	$(3,424)	$2,312	$(5,736)

The decrease in Adjusted Gross Profit was largely due to the estimated impact from EAC adjustments, which had a negative impact of $13.6 million during the three months ended March 31, 2024 compared to a positive impact of $1.5 million during the three months ended March 31, 2023. While we believe our estimates as of March 31, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Net loss	$(53,244)	$(54,445)	$1,201
Interest expense, net	13,696	10,934	2,762
Provision for income taxes	52	18	34
Depreciation and amortization	2,391	919	1,472
Share-based compensation expense	3,816	10,166	(6,350)
Change in fair value of warrant and derivative liabilities	5,043	9,455	(4,412)
Other, net(a)	11	401	(390)
Adjusted EBITDA	$(28,235)	$(22,552)	$(5,683)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our financing transactions are included herein.

The decrease in Adjusted EBITDA was primarily due to an decrease in Adjusted Gross Profit. Refer to the discussions above under “Results of Operations” for further details.

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

Our backlog totaled $2.7 billion as of March 31, 2024 and December 31, 2023, both of which included $2.4 billion related to the Rivada Agreement.

As of March 31, 2024, the Rivada Agreement represented 88% of our backlog and programs associated with Lockheed Martin represented 7% of our backlog.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically funded our operations primarily through the issuance of debt and equity securities. Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) recruitment of additional employees to meet operational needs, (iii) upgrade of information technology, and (iv) research and development initiatives. Our long-term liquidity requirements include initiatives related to (i) design and development of payload solutions, (ii) expansion of advanced manufacturing and assembly facilities and capabilities, and (iii) development of new satellite components, infrastructure, and software. The timing and amount of spend on these initiatives may be materially delayed, reduced, or cancelled as a result of the level of our financial resources and available financing opportunities. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred in the process of becoming a public company and other financing transactions. Our sources of liquidity include cash generated from operations, potential proceeds from the exercise of warrants, and potential proceeds from the issuance of debt and/or equity securities.

Certain warrants issued to affiliates of Francisco Partners provide the right to require us to exchange such warrants (in full but not in part) for $25 million in cash on March 25, 2025. During the three months ended March 31, 2024, we received notice from Francisco Partners of their intent to exercise said rights, which will require us to make a $25 million cash payment on March 25, 2025 and will reduce the amount of cash available at such time to fund our operations and execute our business plan. The amount of such future cash payment could have a material adverse effect on our financial position and cash flows at such time. Further, in the event that we are unable to make the cash redemption payment on March 25, 2025, such failure for us to pay would constitute an event of default under our outstanding debt instruments, which, if not cured or waived could result in the acceleration of all outstanding indebtedness under such debt instruments. Other than such warrants, no investors have the unconditional right to sell back shares or other securities to us or have any forward purchase agreements with us.

There can be no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants, and the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of May 13, 2024, the market price of our common stock is less than the exercise price for all warrants. We believe that based on the current trading prices of our common stock it is uncertain whether we will receive cash proceeds from the exercise of warrants in the next twelve months. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants outstanding as of March 31, 2024 for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $464.9 million.

As of March 31, 2024, we had $43.7 million of cash and cash equivalents, which included $2.7 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, the earnings of our foreign subsidiary are essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

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

Long-term Debt

As of March 31, 2024, long-term debt was comprised of the following (including accrued interest paid-in-kind):

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2024
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000
Beach Point Rollover Debt(1)	March 2021	April 2026	11.25%	Quarterly	32,541
Convertible Notes due 2027(2)	October 2022	October 2027	10.00%	Quarterly	115,041
PIPE Investment Obligation(3)	March 2022	December 2025	N/A	N/A	15,000
Equipment Financings(4)					2,182
Finance leases					6,873
Unamortized deferred issuance costs					(2,530)
Unamortized discount on debt					(121,870)
Total debt					192,260
Current portion of long-term debt					12,839
Long-term debt					$179,421

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

N/A - Not meaningful or applicable.

There were no significant changes in our long-term debt during the three months ended March 31, 2024.

In April 2024, we paid $1.875 million of principal related to the PIPE Investment Obligation, which was outstanding as of March 31, 2024.

Our primary corporate debt agreements contain a liquidity maintenance financial covenant requiring us to have an amount of unrestricted cash and cash equivalents of the greater of $20 million or 15% of certain aggregated funded indebtedness for each fiscal quarter end. In addition, our primary corporate debt agreements contain a covenant requiring our Consolidated Adjusted EBITDA (as defined in the underlying note agreements), on a trailing twelve month basis, to not be less than $0 by December 31, 2024, which date is the result of the original determination date on June 30, 2024 being extended by two fiscal quarters pursuant to contractual terms (the “EBITDA Financial Covenant”). The commencement of the EBITDA Financial Covenant may be further delayed by one quarter for every additional $25.0 million of net cash proceeds received from qualified equity issuances. If we are unable to comply with these financial covenants, our creditors may accelerate the principal and interest on our primary corporate indebtedness to be immediately due and payable. As of March 31, 2024, debt subject to the these financial covenants totaled $292.6 million with related accrued but unpaid interest of $2.1 million.

As of March 31, 2024, we were in compliance with all financial covenants. However, there is uncertainty regarding our ability to comply with the EBITDA Financial Covenant for at least twelve months from the issuance of these condensed consolidated financial statements. To address the potential future breach of the EBITDA Financial Covenant, we are executing on our business plan to improve operating results. Additionally, we are in active discussions with funding sources to have access to additional sources of qualified equity issuances in the event needed to extend the EBITDA Financial Covenant beyond December 31, 2024. Furthermore, we can request waivers from existing creditors to waive the EBITDA Financial Covenant to the extent necessary. We cannot provide assurances that we will be successful in improving operating results, obtaining new financing, and/or receiving waivers to the EBITDA Financial Covenant. Our inability to improve operating results, raise capital through qualified equity issuances, or receive waivers may negatively impact our compliance with the EBITDA Financial Covenant, which may have a material adverse impact on our financial condition. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Warrants and Derivatives

Liability-classified Warrants and Derivatives

As of March 31, 2024, our liability-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of March 31, 2024	Issuance	Maturity	Exercise/Conversion Price	Fair Value
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$3,076
Private Placement Warrants	78,000	March 2021	March 2027	11.50	12
FP Combination Warrants	8,291,704	March 2022	March 2027	10.00	-
2027 Warrants	17,253,279	October 2022	October 2027	2.898	11,465
Conversion Option Derivative(1)	39,696,788	October 2022	October 2027	2.898	2,730
Warrant and derivative liabilities	84,541,731				$17,283

(1) - Represents the bifurcated embedded derivative associated with the Convertible Notes due 2027’s conversion option.

During the three months ended March 31, 2024, we received notice from the holders of the FP Combination Warrants of their intent to exercise their right to redeem the FP Combination Warrants for $25 million in cash on March 25, 2025. Accordingly, we reclassified the $22.2 million fair value of the FP Combination Warrants as of March 31, 2024 from warrant and derivative liabilities to accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Equity-classified Warrants and Derivatives

As of March 31, 2024, our equity-classified warrants and derivatives were comprised of the following:

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

There were no significant changes to our equity-classified warrants and derivatives during three months ended March 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we do not have any material off-balance sheet arrangements other than our equity-classified warrants and derivatives, which are discussed above. Our equity-classified warrants and derivatives are both indexed to and classified as equity under GAAP.

Cash Flow Analysis

The following table is a summary of our cash flow activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Net cash used in operating activities	$(22,815)	$(32,823)	$10,008
Net cash used in investing activities	(2,498)	(3,162)	664
Net cash used in financing activities	(2,574)	(179)	(2,395)
Effect of exchange rate fluctuations on cash and cash equivalents	(75)	30	(105)
Net decrease in cash and cash equivalents	$(27,962)	$(36,134)	$8,172

Cash Flows from Operating Activities

The decrease in net cash used in operating activities was primarily due to an increase in cash received from customers partially offset by an increase in vendor payments in support of our customer programs. The remainder of the activity in net cash used in operating activities is related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

Net cash used in investing activities remained relatively flat.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities primarily consisted of $2.6 million related to the repayment of long-term debt, inclusive of prepayments on finance leases.

During the three months ended March 31, 2023, net cash used in financing activities was not material.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the “Critical Accounting Policies and Estimates” section of “Terran Orbital's Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There were no material changes to these policies and estimates during the three months ended March 31, 2024.

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
•
the timing and execution of our ongoing review of strategic alternatives, including resulting transactions, if any, and any potential impacts on our performance related to such ongoing review of strategic alternatives;
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
•
certain of our existing customers' ability to sufficiently finance their operations and fund future installments of our existing manufacturing contracts;
•
certain of our existing customers' ability to maintain required regulatory approvals to conduct their business;
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
•
delays and costs associated with our business initiatives, whether due to changes in demand, lack of funding, design changes, or other conditions or circumstances; and
•
the other risk factors disclosed in our filings with the SEC from time to time including, but not limited to, our Annual Report on Form 10-K filed April 1, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as the material weaknesses in our internal control over financial reporting that were previously reported in the 2023 Annual Report continued to exist as of March 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than changes related to the remediation of material weaknesses as described below.

We are actively working to remediate our previously identified material weaknesses. These remediation measures are ongoing and include (i) hiring additional accounting and IT personnel to bolster our technical reporting, transactional accounting, internal controls, and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing formal controls over segregation of duties; (iii) designing and implementing formal processes, accounting policies, procedures, and controls supporting our financial close process, including completion of business performance reviews, creating standard balance sheet reconciliation templates, and journal entry controls; and (iv) designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over data backups, and controls over program development efforts. We anticipate to implement additional modules and functionality to our enterprise resource planning system during 2024 that will assist in our remediation efforts.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Litigation and Other Legal Matters” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2023 Annual Report. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 28, 2021, by and among the Terran Orbital Corporation, Tailwind Two Acquisition Corp. and Titan Merger Sub, Inc.	8-K	2.1	10/28/2021
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	5/5/2023
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Terran Orbital Corporation.	8-K	3.1	3/4/2024
4.1	Rights Agreement, dated as of March 4, 2024, between Terran Orbital Corporation and Continental Stock Transfer & Trust Company, as Rights Agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).	8-K	4.1	3/4/2024
4.2	Amended and Restated Rights Agreement, dated as of April 18, 2024, by and between Terran Orbital Corporation and Continental Stock Transfer & Trust Company, as Rights Agent.	8-K	4.1	4/18/2024
10.1	Settlement Agreement and Release of Claims by and between the Company and Sophis Group, dated February 4, 2024.	8-K	10.1	2/6/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

TERRAN ORBITAL CORPORATION

Date: May 14, 2024	By:	/s/ Mathieu Riffel
Mathieu Riffel
Senior Vice President, Acting Chief Financial Officer and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)