Form 10-Q
period 2024-06-30
Terran Orbital Corp
filed 2024-08-12
CIK 1835512

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 204,355,515 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$30,589	$71,663
Accounts receivable, net of allowance for credit losses of $15 and $182 as of June 30, 2024 and December 31, 2023, respectively	4,218	14,735
Contract assets, net	31,720	21,390
Inventory	37,727	33,348
Prepaid expenses and other current assets	21,457	14,843
Total current assets	125,711	155,979
Property, plant, and equipment, net	47,659	46,449
Other assets	15,449	17,885
Total assets	$188,819	$220,313
Liabilities and shareholders' deficit:
Current portion of long-term debt	$13,011	$11,740
Accounts payable	23,086	22,850
Contract liabilities	138,093	103,924
Reserve for anticipated losses on contracts	502	977
Accrued expenses and other current liabilities	37,680	14,408
Total current liabilities	212,372	153,899
Long-term debt	187,383	171,033
Warrant and derivative liabilities	10,549	34,462
Other liabilities	17,253	18,555
Total liabilities	427,557	377,949
Commitments and contingencies (Note 12)
Shareholders' deficit:
Preferred stock - authorized 50,000,000 shares of $0.0001 par value; zero issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock - authorized 600,000,000 shares of $0.0001 par value; issued and outstanding shares of 203,527,577 and 199,413,917 as of June 30, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	362,713	355,144
Accumulated deficit	(601,633)	(513,011)
Accumulated other comprehensive income	162	211
Total shareholders' deficit	(238,738)	(157,636)
Total liabilities and shareholders' deficit	$188,819	$220,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$30,387	$32,232	$57,622	$60,430
Cost of sales	27,565	31,430	60,956	61,027
Gross profit (loss)	2,822	802	(3,334)	(597)
Selling, general, and administrative expenses	28,539	28,732	56,847	61,262
Loss from operations	(25,717)	(27,930)	(60,181)	(61,859)
Interest expense, net	14,607	11,729	28,303	22,663
Change in fair value of warrant and derivative liabilities	(4,993)	(11,486)	50	(2,031)
Other (income) expense	(4)	(26)	(15)	83
Loss before income taxes	(35,327)	(28,147)	(88,519)	(82,574)
Provision for (benefit from) income taxes	51	(17)	103	1
Net loss	(35,378)	(28,130)	(88,622)	(82,575)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(12)	(43)	(49)	(23)
Total comprehensive loss	$(35,390)	$(28,173)	$(88,671)	$(82,598)

Weighted-average shares outstanding
Basic and diluted	203,477,086	156,502,662	202,459,647	150,316,749

Net loss per share
Basic and diluted	$(0.17)	$(0.18)	$(0.44)	$(0.55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
Balance as of March 31, 2024	201,279,662	$20	$358,981	$(566,255)	$174	$(207,080)
Net loss	-	-	-	(35,378)	-	(35,378)
Other comprehensive loss, net of tax	-	-	-	-	(12)	(12)
Share-based compensation	-	-	3,651	-	-	3,651
Settlement of vested restricted stock units	2,127,340	-	-	-	-	-
Exercise of equity-classified warrants	10,000	-	15	-	-	15
Exercise of stock options	63,125	-	4	-	-	4
Other	47,450	-	62	-	-	62
Balance as of June 30, 2024	203,527,577	$20	$362,713	$(601,633)	$162	$(238,738)

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
Balance as of March 31, 2023	144,680,223	$14	$280,095	$(415,613)	$179	$(135,325)
Net loss	-	-	-	(28,130)	-	(28,130)
Other comprehensive income, net of tax	-	-	-	-	(43)	(43)
Issuance of common stock, net of issuance costs	16,000,000	2	10,724	-	-	10,726
Issuance of warrants, net of issuance costs	-	-	23,398	-	-	23,398
Share-based compensation	-	-	3,589	-	-	3,589
Settlement of vested restricted stock units	484,886	-	-	-	-	-
Exercise of equity-classified warrants	3,965,000	1	-	-	-	1
Exercise of stock options	59,425	-	65	-	-	65
Balance as of June 30, 2023	165,189,534	$17	$317,871	$(443,743)	$136	$(125,719)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit (Unaudited)

(In thousands, except share amounts)

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
Balance as of December 31, 2023	199,413,917	$20	$355,144	$(513,011)	$211	$(157,636)
Net loss	-	-	-	(88,622)	-	(88,622)
Other comprehensive loss, net of tax	-	-	-	-	(49)	(49)
Share-based compensation	-	-	7,467	-	-	7,467
Settlement of vested restricted stock units	3,962,145	-	-	-	-	-
Exercise of stock options	94,065	-	25	-	-	25
Exercise of equity-classified warrants	10,000	-	15	-	-	15
Other	47,450	-	62	-	-	62
Balance as of June 30, 2024	203,527,577	$20	$362,713	$(601,633)	$162	$(238,738)

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Deficit
Balance as of December 31, 2022	142,503,771	$14	$269,574	$(361,168)	$159	$(91,421)
Net loss	-	-	-	(82,575)	-	(82,575)
Other comprehensive income, net of tax	-	-	-	-	(23)	(23)
Issuance of common stock, net of issuance costs	16,000,000	2	10,724	-	-	10,726
Issuance of warrants, net of issuance costs	-	-	23,398	-	-	23,398
Share-based compensation	-	-	13,755	-	-	13,755
Settlement of vested restricted stock units	2,150,219	-	-	-	-	-
Exercise of equity-classified warrants	3,965,000	1	-	-	-	1
Exercise of stock options	570,544	-	420	-	-	420
Balance as of June 30, 2023	165,189,534	$17	$317,871	$(443,743)	$136	$(125,719)

The accompanying notes are an integral part of these condensed consolidated financial statements

TERRAN ORBITAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(88,622)	$(82,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,424	2,708
Non-cash interest expense	19,955	14,716
Share-based compensation expense	7,467	13,755
Provision for losses on receivables and inventory	1,675	250
Change in fair value of warrant and derivative liabilities	50	(2,031)
Amortization of operating right-of-use assets	771	576
Other non-cash, net	185	116
Changes in operating assets and liabilities:
Accounts receivable, net	10,646	(766)
Contract assets	(10,352)	2,218
Inventory	(5,448)	(3,808)
Accounts payable	(50)	1,078
Contract liabilities	34,228	(9,332)
Reserve for anticipated losses on contracts	(475)	(2,002)
Accrued interest	(2)	6
Other, net	(7,369)	658
Net cash used in operating activities	(31,917)	(64,433)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,243)	(12,372)
Net cash used in investing activities	(4,243)	(12,372)
Cash flows from financing activities:
Proceeds from long-term debt	474	886
Proceeds from warrants and derivatives	-	24,924
Proceeds from issuance of common stock	-	12,195
Repayment of long-term debt	(5,302)	(3,836)
Payment of issuance costs	(44)	(2,864)
Proceeds from exercise of stock options	25	441
Exercise of equity-classified warrants	15	-
Net cash (used in) provided by financing activities	(4,832)	31,746

Effect of exchange rate fluctuations on cash and cash equivalents	(82)	52

Net decrease in cash and cash equivalents	(41,074)	(45,007)
Cash and cash equivalents at beginning of period	71,663	93,561
Cash and cash equivalents at end of period	$30,589	$48,554

Non-cash investing and financing activities:
Purchases of property, plant, and equipment not yet paid	$1,296	$3,269
Issuance costs not yet paid	357	394

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

As of July 31, 2024, the Company’s cash and cash equivalents balance was approximately $14.6 million which, without additional funding, will not be sufficient to meet its obligations within the next twelve months from the issuance of this quarterly report. In order to proceed with its business plan, the Company will need to pursue additional sources of capital, and there is no assurance that additional capital will be able to be obtained on favorable terms, if at all. Additionally, the Company may also incur substantial costs in pursuing future capital financing, including financial advisory and/or placement agent fees, legal fees, accounting fees, securities law compliance fees, distribution expenses and other costs in connection with any potential financing transaction, which could adversely affect the Company’s financial position. If the amount of capital the Company is able to raise from financing activities, together with cash generated from operations, is not sufficient to satisfy its capital needs (even to the extent that the Company reduces its operations), third parties may be reluctant to provide the services the Company needs in order to operate and the Company may be required to cease its operations, initiate insolvency proceedings or otherwise conduct a capital restructuring, divest its assets at unattractive prices or accept an offer to purchase the Company at a discount to its current market price of its outstanding shares, to the extent it receives such offer.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Additionally, the Company’s primary corporate debt agreements contain a covenant requiring the Company’s Consolidated Adjusted EBITDA (as defined in the underlying note agreements), on a trailing twelve month basis, to not be less than $0 by December 31, 2024, which date is the result of the original determination date on June 30, 2024 being extended by two fiscal quarters pursuant to contractual terms (the “EBITDA Financial Covenant”). The commencement of the EBITDA Financial Covenant may be further delayed by one quarter for every additional $25.0 million of net cash proceeds received from qualified equity issuances. If the Company is unable to comply with these financial covenants, the Company’s creditors may accelerate the principal and interest on the Company’s primary corporate indebtedness to be immediately due and payable. As of June 30, 2024, debt subject to the EBITDA Financial Covenant totaled $295.6 million with related accrued but unpaid interest of $2.1 million.

There is also uncertainty regarding the Company’s ability to meet its obligations and to comply with the EBITDA Financial Covenant for at least twelve months from the issuance of these consolidated financial statements. While the Company may be able to extend the EBITDA Financial Covenant beyond December 31, 2024 if able to issue of qualified equity, or if it is able to obtain waivers from its existing creditors to waive the EBITDA Financial Covenant, the Company cannot provide assurances that it will be successful in any attempts to issue qualified equity, and/or receive waivers to the EBITDA Financial Covenant. The Company’s inability to raise capital through qualified equity issuances, or receive waivers may negatively impact its ability to meet its obligations and to maintain compliance with the EBITDA Financial Covenant, which may have a material adverse impact on the Company’s financial condition.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented:

(in thousands)	June 30, 2024	December 31, 2023
Current warrant and derivative liabilities(1)	$23,963	$-
Payroll-related accruals	7,016	8,248
Current operating lease liabilities	1,705	1,505
Accrued interest	2,114	2,116
Other current liabilities	2,882	2,539
Accrued expenses and other current liabilities	$37,680	$14,408

(1) - Refer to Note 6 “Warrants and Derivatives” for further discussion.

Research and Development

Research and development includes materials, labor, and overhead attributable to the development of new products and solutions and significant improvements to existing products and solutions. Research and development costs are expensed as incurred and recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Research and development expense was $3.9 million and $5.2 million during the three months ended June 30, 2024 and 2023, respectively, and $7.4 million and $12.7 million during the six months ended June 30, 2024 and 2023, respectively.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

A small number of customers and contracts historically have represented a significant portion of the Company's consolidated revenue. During the three months ended June 30, 2024 and 2023, Lockheed Martin Corporation (“Lockheed Martin”) represented approximately 69% and 84% of consolidated revenue, respectively, and Rivada Space Networks GmbH (“Rivada”) represented approximately 15% and 4% of consolidated revenue, respectively. During the six months ended June 30, 2024 and 2023, Lockheed Martin represented approximately 71% and 79% of consolidated revenue, respectively, and Rivada represented approximately 11% and 2% of consolidated revenue, respectively. There were no other individual customers who accounted for more than 10% of the Company’s revenue during these periods.

The table below presents individual customers who accounted for more than 10% of the Company’s combined accounts receivable, net of allowance for credit losses, and contract assets, net of allowance for credit losses, as of the dates presented:

	June 30, 2024	December 31, 2023
Customer A	86%	82%
Customer B	0%	12%
Total	86%	94%

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Estimate-at-Completion

The recognition of revenue over time using the cost-to-cost input method is dependent on the Company’s cost estimate-at-completion (“EAC”), which is subject to many variables and requires significant judgment. EAC represents the total estimated cost-at-completion and is comprised of direct material, direct labor, and manufacturing overhead applicable to a performance obligation. There is a company-wide standard and periodic EAC process in which the Company reviews the progress and execution of outstanding performance obligations. As part of this process, the Company reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include the Company’s judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. The Company must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following tables present the Company’s disaggregated revenue by offering and customer type for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Mission support	$28,534	$31,546	$52,705	$58,136
Launch support	63	(59)	550	1,028
Operations	894	175	1,927	369
Studies, design and other	896	570	2,440	897
Revenue	$30,387	$32,232	$57,622	$60,430

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
U.S. Government contracts
Fixed price	$21,638	$25,924	$41,438	$47,476
Cost-plus fee and other	522	1,675	695	3,363
	22,160	27,599	42,133	50,839

Foreign government contracts
Fixed price	1,534	1,601	3,827	3,079

Commercial contracts
Fixed price, U.S.	1,009	759	1,939	2,035
Fixed price, International	677	1,048	2,310	3,202
Cost-plus fee and other, U.S.	453	1	1,185	51
Cost-plus fee and other, International	4,554	1,224	6,228	1,224
	6,693	3,032	11,662	6,512

Revenue	$30,387	$32,232	$57,622	$60,430

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

As of June 30, 2024, the Company had approximately $312.7 million of remaining performance obligations. The Company estimates that approximately 90% of the remaining performance obligations will be recognized as revenue by December 31, 2025 and the remainder by December 31, 2026.

During February 2023, the Company entered into an agreement with Rivada providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether the Company ultimately recognizes revenue and profit on this contract is subject to a number of uncertainties including, among other things, its ability to successfully perform its obligations, increase its manufacturing capacity in order to meet the demands of the program, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement during the three months ended June 30, 2024 and 2023 was $4.6 million and $1.2 million, respectively, and $6.2 million and $1.2 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company’s remaining performance obligations included $1.6 million related to the Rivada Agreement, which represents the associated contract liability. The Company will add advance payments to its remaining performance obligations as such payments are received, which generally result in an increase in the associated contract liability.

Contract Assets and Contract Liabilities

For each of the Company’s contracts with customers, the timing of revenue recognition, customer billings, and cash collections results in a net contract asset or liability at the end of each reporting period.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Contract assets from products and services for which the U.S. Government is the ultimate customer was $29.5 million and $19.6 million as of June 30, 2024 and December 31, 2023, respectively.

The following is a summary of contract assets, net, recognized in the condensed consolidated balance sheets as of the dates presented:

(in thousands)	June 30, 2024	December 31, 2023
Contract assets, gross	$31,764	$21,444
Allowance for credit losses	(44)	(54)
Contract assets, net	$31,720	$21,390

As of June 30, 2024 and December 31, 2023, all contract assets were classified as current assets.

There were no material impairments of contract assets during the three months ended June 30, 2024 or 2023.

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

As of June 30, 2024 and December 31, 2023, all contract liabilities were classified as current liabilities.

During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $18.7 million and $25.9 million, respectively, that was previously included in the beginning balance of contract liabilities.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Accounts receivable from products and services for which the U.S. Government is the ultimate customer was $1.1 million and $13.3 million as of June 30, 2024 and December 31, 2023, respectively.

The following table presents changes in the allowance for credit losses for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Beginning balance	$182	$764
(Reversal of) provision for credit losses	(167)	127
Write-offs	-	(700)
Ending balance	$15	$191

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

The Company recorded decreases of $0.1 million and $0.3 million in cost of sales related to the reserve for anticipated losses on contracts during the three months ended June 30, 2024 and 2023, respectively, and decreases of $0.5 million and $2.0 million during the six months ended June 30, 2024 and 2023, respectively.

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

The components of inventory as of the dates presented were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$18,344	$18,284
Work-in-process	19,383	15,064
Total inventory	$37,727	$33,348

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Depreciation and amortization expense is included in cost of sales and selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss based on whether the underlying asset is used as part of manufacturing overheard or administrative overhead, respectively. Additionally, a portion of depreciation and amortization is capitalized to inventory as part of manufacturing overhead. Depreciation and amortization expense was $3.0 million and $1.8 million during the three months ended June 30, 2024 and 2023, respectively, and $5.4 million and $2.7 million during the six months ended June 30, 2024 and 2023, respectively.

Repairs and maintenance expenditures are expensed when incurred.

The gross carrying amount, accumulated depreciation, and net carrying amount of property, plant, and equipment, net as of the dates presented were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Machinery and equipment	$34,657	$28,321
Satellites	2,209	2,209
Ground station equipment	2,095	2,095
Office equipment and furniture	4,293	4,621
Software	2,907	1,582
Leasehold improvements	21,866	21,800
Construction-in-process	9,038	9,210
Property, plant, and equipment, gross	77,065	69,838
Accumulated depreciation	(29,406)	(23,389)
Property, plant, and equipment, net	$47,659	$46,449

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

There were no material impairments of property, plant, and equipment during the three and six months ended June 30, 2024 and 2023.

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 5 Debt

Long-term debt (including accrued interest to be paid-in-kind) as of the presented periods was comprised of the following:

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2024	December 31, 2023
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000	25,000
Beach Point Rollover Debt	March 2021	April 2026	11.25%	Quarterly	32,703	32,380
Convertible Notes due 2027	October 2022	October 2027	10.00%	Quarterly	117,902	112,251
PIPE Investment Obligation	March 2022	December 2025	N/A	N/A	13,125	16,875
Equipment financings(1)					2,548	2,287
Finance leases(2)					6,143	4,988
Unamortized deferred issuance costs					(2,381)	(2,664)
Unamortized discount on debt					(114,669)	(128,367)
Total debt					200,394	182,773
Current portion of long-term debt					13,011	11,740
Long-term debt					$187,383	$171,033

(1) - Consists of equipment financing debt agreements with maturities through September 2030, annual interest rates ranging from 6.25% to 20.05%, and requiring monthly payments of interest and principal.

(2) - Refer to Note 14 “Leases” for further discussion.

There were no significant changes in the Company’s long-term debt during the three and six months ended June 30, 2024.

In July 2024, the Company paid $1.875 million of principal related to the PIPE Investment Obligation, which was outstanding as of June 30, 2024.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Liability-classified Warrants and Derivatives

The fair values of liability-classified warrants and derivatives recorded in warrant and derivative liabilities on the condensed consolidated balance sheets as of the presented periods were as follows:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of June 30, 2024	Issuance	Maturity	Exercise/Conversion Price	June 30, 2024	December 31, 2023
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$2,307	$1,346
Private Placement Warrants	78,000	March 2021	March 2027	11.50	9	5
FP Combination Warrants	8,291,704	March 2022	March 2027	10.00	-	21,476
2027 Warrants	17,253,279	October 2022	October 2027	2.898	5,998	9,842
Conversion Option Derivative	40,683,913	October 2022	October 2027	2.898	2,235	1,793
Warrant and derivative liabilities	85,528,856				$10,549	$34,462

During the six months ended June 30, 2024, the Company received notice from the holders of the FP Combination Warrants of their intent to exercise their right to redeem the FP Combination Warrants for $25 million in cash on March 25, 2025. Accordingly, the Company reclassified the fair value of the FP Combination Warrants during the six months ended June 30, 2024 from warrant and derivative liabilities to accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The changes in liability-classified warrants and derivatives during the six months ended June 30, 2024 were as follows:

(in thousands)	Current Warrant and Derivative Liabilities	Warrant and Derivative Liabilities	Total
Balance as of December 31, 2023	$-	$34,462	$34,462
Reclassification of warrant and derivative liabilities to current warrant and derivative liabilities	22,222	(22,222)	-
Change in fair value of warrant and derivative liabilities	1,741	(1,691)	50
Balance as of June 30, 2024	$23,963	$10,549	$34,512

There were no significant changes in the Company’s liability-classified warrants and derivatives during the three and six months ended June 30, 2023, except for changes in fair value.

Equity-classified Warrants and Derivatives

As of June 30, 2024, the Company’s equity-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise Price
Combination Warrants	2,763,902	March 2022	March 2027	$10.00
RDO Warrants	29,000,000	May 2023	November 2028	1.43
Placement Agent Warrants	2,030,000	May 2023	May 2028	1.60
CMPO Warrants	23,204,290	September 2023	September 2028	1.50
CMPO Placement Agent Warrants	1,625,000	September 2023	September 2028	1.75
Total equity-classified warrants and derivatives	58,623,192

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

There were no significant changes to the Company’s equity-classified warrants and derivatives during the three and six months ended June 30, 2024 and 2023, except for the financial instruments discussed below.

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

All of the Pre-Funded Warrants were exercised by December 31, 2023.

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

Long-term Debt

The following table presents the total net carrying amount and estimated fair value of the Company’s long-term debt instruments, excluding finance leases, as of the dates presented:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$194,251	$284,014	$177,785	$285,918

As of June 30, 2024 and December 31, 2023, the fair value of the Company's long-term debt, except as otherwise described, was estimated using a lattice model with the following significant inputs and assumptions: (i) time to maturity, (ii) coupon rate, (iii) discount rate based on an estimated credit rating of CCC and below, (iv) risk-free interest rate, and (v) contractual features such as prepayment options, call premiums and default provisions. The fair value related to Convertible Notes due 2027 was exclusive of the conversion option and estimated as described above. The fair value of long-term debt related to the PIPE Investment Obligation was estimated using a discounted cash flow method applied to the remaining quarterly payments using a discount rate based on a risk-free rate derived from constant maturity yields plus a credit risk derived from an estimated credit rating of CCC and below. The resulting fair values represent Level 3 fair value measurements.

Note 8 Shareholders’ Deficit

Common Stock

The Company is authorized to issue up to 600 million shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the shareholder to one vote.

Registered Direct Offering

In connection with the Registered Direct Offering in May 2023, the Company issued 16 million shares of common stock with allocated proceeds of $12.2 million and allocated issuance costs of $1.5 million.

Subsequent Event: At-The-Market Offering

In July 2024, the Company entered into an At-The-Market Offering Agreement (the “ATM Program”) with a sales agent (the “Sales Agent”). Pursuant to the terms of the ATM Program, the Company may issue and sell up to a maximum aggregate amount of $98 million of its common stock through the Sales Agent in transactions that are deemed to be “at the market” offerings. The Company has no obligation to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the ATM Program. The ATM Program will terminate upon the earlier of selling an aggregate of $98 million shares of common stock or upon termination by the Company or the Sales Agent. In connection with convertible note and warrant purchase agreement underlying the Convertible Notes

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

due 2027, the Company is limited to selling 26,362,513 shares of its common stock pursuant to the ATM Program unless the Company obtains Lockheed Martin’s consent to sell more shares of common stock.

The Company will pay the Sales Agent a cash commission of up to 3.0% of the gross sales price of the shares of common stock sold by the Sales Agent pursuant to the ATM Program.

Preferred Stock

The Company is authorized to issue up to 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2024 or December 31, 2023.

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

Note 9 Share-Based Compensation

Share-based compensation expense totaled $3.7 million and $3.6 million during the three months ended June 30, 2024 and 2023, respectively, and $7.5 million and $13.8 million during the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, the Company granted approximately 4.6 million restricted stock units (“RSUs”) with a weighted average grant date fair value of $1.04 per unit based on the public market price of the Company’s common stock as of the date of grant. A majority of these RSUs will vest over a four-year period.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The table below represents the anti-dilutive securities that could potentially be dilutive in the future for the periods presented:

	As of June 30,
(in shares of common stock)	2024	2023
Stock options	886,026	1,088,704
Restricted stock units	21,371,327	18,215,964
FP Combination Warrants	8,291,704	8,291,704
Combination Warrants	2,763,902	2,763,902
Public Warrants	19,221,960	19,221,960
Private Placement Warrants	78,000	78,000
2027 Warrants	17,253,279	17,253,279
RDO Warrants	29,000,000	29,000,000
Placement Agent Warrants	2,030,000	2,030,000
CMPO Warrants	23,204,290	—
CMPO Placement Agent Warrants	1,625,000	—
PIPE Investment Obligation	13,719,512	13,750,000
Conversion Option Derivative	40,683,913	36,852,685

The computations of basic and diluted net loss per share for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share and share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(35,378)	$(28,130)	$(88,622)	$(82,575)
Denominator:
Weighted-average shares outstanding - basic and diluted	203,477,086	156,502,662	202,459,647	150,316,749
Net loss per share - basic and diluted	$(0.17)	$(0.18)	$(0.44)	$(0.55)

Note 11 Income Taxes

Provision for income taxes for three months ended June 30, 2024 was $51 thousand, resulting in an effective tax rate for the period of -0.1%. The Company had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from the Company’s foreign subsidiary.

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

Provision for income taxes for the six months ended June 30, 2024 was $103 thousand, resulting in an effective tax rate for the period of -0.1%. The Company had a minimal effective tax rate as a result of the continued generation of NOLs offset by a full valuation

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

allowance recorded on such NOLs as the Company determined it is more-likely-than-not that its NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from the Company’s foreign subsidiary.

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

Class Action

In February 2023, a putative class action complaint was filed in the United States District Court for the Southern District of New York (the “Court”), Case No. 1:23-cv-01394. The litigation was instituted by Jeffrey Mullen on behalf of himself and all others similarly situated. In July 2023, an amended complaint was filed by Jeffrey Mullen, Robert Irwin, Justin Carnahan and Thomas Bennett, each on behalf of himself and all others similarly situated (collectively, the “Plaintiffs”), naming the Company, its Chief Executive Officer, and the members of Legacy Terran Orbital’s Board of Directors as defendants. The amended class action complaint (as amended, the “Complaint”) asserted claims for violations of Section 11(A) of the Securities Exchange Act of 1933 (the “Exchange Act”) and Section 158 of the Delaware General Corporation Law, and breach of fiduciary duties, resulting from the Company’s alleged failure to timely transfer shares of common stock to current and former employee shareholders in connection with its prior transaction to become a public company and alleges materially false and misleading statements made in the Company’s Form S-4 Registration Statement and Proxy Prospectus primarily relating to the process for exchanging shares in connection with its prior transaction to become a public company. The Complaint sought an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company has defended this action vigorously and filed a motion to dismiss with the Court on December 18, 2023. On February 2, 2024, the Company filed a response brief to the plaintiff’s opposition to the motion to dismiss. On July 26, 2024, the Court granted the Company’s motion to dismiss, with prejudice, and terminated the case. The Plaintiffs have until August 28, 2024 to appeal the Court’s order to dismiss the case.

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

Commercial Agreements

In connection with the transaction to become a public company, the Company entered into commercial agreements to purchase an aggregate amount of $20 million of goods and services over three years from two affiliates of an investor, which became effective upon the closing of the transaction to become a public. As of June 30, 2024, approximately $9.9 million of the purchase obligations remained outstanding under these commercial agreements.

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

Revenue

The Company recognized revenue from Lockheed Martin of $21.1 million and $26.9 million during the three months ended June 30, 2024 and 2023, respectively, and $41.0 million and 47.5 million during the six months ended June 30, 2024 and 2023. In addition, the Company had accounts receivable due from Lockheed Martin of $1.2 million and $9.6 million as of June 30, 2024 and December 31, 2023, respectively, and contract assets from contracts with Lockheed Martin of $29.7 million and $20.1 million as of June 30, 2024 and December 31, 2023, respectively. The Company had contract liabilities from contracts with Lockheed Martin of $125.3 million and $89.1 million as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, programs associated with Lockheed Martin represented approximately 91% and 8% of the Company's remaining performance obligations, respectively.

Expenses

During the three months ended June 30, 2023, the Company incurred approximately $0.6 million of expenses in connection with engineering and research and development support provided by Lockheed Martin. The Company did not incur any such expenses during the three months ended June 30, 2024.

During the six months ended June 30, 2024 and 2023, the Company incurred approximately $0.5 million and $3.7 million of expenses in connection with engineering and research and development support provided by Lockheed Martin, respectively.

Transactions with Chairman and CEO

The Company leases office space in a building owned by its Chairman and CEO with a lease term of April 1, 2021 to March 31, 2026. The Company has a one-time right to extend the lease for a period of five additional years. The lease payments under this lease were approximately $61 thousand during the three months ended June 30, 2024 and 2023, respectively, and $121 thousand and $119 thousand during the six months ended June 30, 2024 and 2023, respectively.

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

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents the amounts reported in the Company’s condensed consolidated balance sheets related to operating and finance leases as of the dates presented:

(in thousands)	Classification	June 30, 2024	December 31, 2023
Right-of-use assets:
Operating	Other assets	$11,374	$12,098
Finance	Property, plant, and equipment, net	7,530	5,873
Total right-of-use assets		$18,904	$17,971

Lease liabilities
Operating	Accrued expenses and other current liabilities	$1,705	$1,505
Finance	Current portion of long-term debt	3,084	1,929
Operating	Other liabilities	16,927	17,964
Finance	Long-term debt	3,059	3,059
Total lease liabilities		$24,775	$24,457

The following is a summary of the Company’s lease cost for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (in thousands)	2024	2023	2024	2023
Operating lease cost	$1,790	$1,782	$3,596	$3,549
Finance lease cost
Amortization of right-of-use assets	901	235	1,533	266
Interest on lease liabilities	141	58	274	66
Variable lease costs	483	171	890	438
Total lease cost	$3,315	$2,246	$6,293	$4,319

TERRAN ORBITAL CORPORATION

Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the periods presented:

	Six Months Ended June 30,
Other information (in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,710	$3,897
Operating cash flows from finance leases	274	66
Financing cash flows from finance leases	1,221	197
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	72	159
Finance leases	2,230	5,071

Lease payments prior to commencement are classified in the condensed consolidated statements of cash flows based on the expected classification of the lease upon commencement and are excluded from the table above. Payments prior to the commencement of finance leases totaled $0.1 million and $1.7 million during the six months ended June 30, 2024 and 2023, respectively.

In February 2023, the Company executed an operating lease for manufacturing and assembly space with an original lease term of 124 months, which commenced in July 2024. The total future minimum lease payments under this lease are approximately $34.5 million.

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

RECENT DEVELOPMENTS

The comparability of our results of operations has been impacted by the following events:

Rivada Agreement

During February 2023, we entered into an agreement with Rivada Space Networks GmbH (“Rivada”) providing for the development, production, and operation of 300 satellites, inclusive of 12 in-orbit spares and ground station equipment, for a total purchase price of approximately $2.4 billion (the “Rivada Agreement”). The agreement also includes options for additional satellites, equipment, and services, including an option for the purchase of an additional 300 satellites. Performance under the agreement will be split into a developmental phase, with amounts billed on a time and materials basis, and a firm fixed price production phase. Rivada has an option to terminate the agreement for convenience at any time and for any reason, which would result in a termination fee for work performed up to such termination. In addition, the agreement includes termination provisions for default in the event of missed delivery targets or deadlines, insolvency, or other failures to perform, which could result in the refund of all amounts paid up to such termination. Whether we ultimately recognize revenue and profit on this contract is subject to a number of uncertainties including, among other things, our ability to successfully perform our obligations, increase our manufacturing capacity, and deliver operational satellites in a timely manner and Rivada’s continuing ability to fund contract performance and maintain its regulatory licenses for its operations. The amount of revenue recognized under the Rivada Agreement during the three months ended June 30, 2024 and 2023 was $4.6 million and $1.2 million, respectively, and $6.2 million and $1.2 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, our backlog included $1.6 million related to the Rivada Agreement, which represents the remaining advanced payments received on the contract. We will add advance payments to our backlog as such payments are received.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to June 30, 2023

The following table presents our consolidated results of operations for the periods presented:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change
Revenue	$30,387	$32,232	$(1,845)
Cost of sales	27,565	31,430	(3,865)
Gross profit	2,822	802	2,020
Selling, general, and administrative expenses	28,539	28,732	(193)
Loss from operations	(25,717)	(27,930)	2,213
Interest expense, net	14,607	11,729	2,878
Change in fair value of warrant and derivative liabilities	(4,993)	(11,486)	6,493
Other income	(4)	(26)	22
Loss before income taxes	(35,327)	(28,147)	(7,180)
Provision for (benefit from) income taxes	51	(17)	68
Net loss	$(35,378)	$(28,130)	$(7,248)

Revenue

The decrease in revenue was driven by a decrease in the level of progress made in satisfying certain customer contracts.

During the three months ended June 30, 2024 and 2023, revenue included an estimated $0.7 million positive impact and $1.2 million negative impact, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of June 30, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The decrease in cost of sales was primarily due to a decrease of $7.1 million in labor, materials, third-party services, overhead (exclusive of allocated share-based compensation and depreciation), launch costs, and other direct costs incurred in satisfying our customer contracts. This decrease was partially offset by an increase of $1.3 million related to obsolete inventory and an increase of $1.2 million in depreciation and amortization as a result of increased production capacity.

During the three months ended June 30, 2024 and 2023, cost of sales included an estimated $0.3 million negative impact and a $1.3 million negative impact, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of June 30, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses was primarily due to a decrease of $1.2 million in research and development activities, exclusive of allocated share-based compensation and depreciation, and a decrease in professional fees of $0.6 million. These decreases were partially offset by an increase of $2.1 million in administrative labor and benefits, net of allocated overhead, due to the increase in headcount on a comparative basis.

Interest Expense, net

The increase in interest expense, net was due to an increase in amortization related to discount on debt of $2.4 million and an increase in contractual interest of $0.3 million.

Change in Fair Value of Warrant and Derivative Liabilities

During the three months ended June 30, 2024 and 2023, the gain on change in fair value was primarily due to a decrease in the market price of our common stock and warrants, which drove the decrease in the fair value of our warrants and derivatives during the relevant periods.

Provision for (Benefit from) Income Taxes

Provision for income taxes for the three months ended June 30, 2024 was $51 thousand, resulting in an effective tax rate for the period of -0.1%. We had a minimal effective tax rate as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from our foreign subsidiary.

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

Six Months Ended June 30, 2024 Compared to June 30, 2023

The following table presents our consolidated results of operations for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change
Revenue	$57,622	$60,430	$(2,808)
Cost of sales	60,956	61,027	(71)
Gross loss	(3,334)	(597)	(2,737)
Selling, general, and administrative expenses	56,847	61,262	(4,415)
Loss from operations	(60,181)	(61,859)	1,678
Interest expense, net	28,303	22,663	5,640
Change in fair value of warrant and derivative liabilities	50	(2,031)	2,081
Other (income) expense	(15)	83	(98)
Loss before income taxes	(88,519)	(82,574)	(5,945)
Provision for income taxes	103	1	102
Net loss	$(88,622)	$(82,575)	$(6,047)

Revenue

The decrease in revenue was driven by unfavorable EAC adjustments primarily on a single program due to challenges with a subcontractor as well as a decrease in the level of progress made in satisfying certain customer contracts.

During the six months ended June 30, 2024 and 2023, revenue included an estimated $12.3 million negative impact and $0.5 million negative impact, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of June 30, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our revenue in future reporting periods.

Cost of Sales

The decrease in cost of sales was primarily due to a decrease of $4.2 million in labor, materials, third-party services, overhead (exclusive of allocated share-based compensation and depreciation), launch costs, and other direct costs incurred in satisfying our customer contracts and a decrease of $2.3 million in share-based compensation expense as certain awards granted in connection with becoming a public company were fully expensed during the first quarter of 2023. These decreases were partially offset by (i) an increase of $2.5 million in depreciation and amortization as a result of increased production capacity, (ii) an increase of $1.7 million related to obsolete inventory, and (iii) an increase of $1.5 million related to reserves for anticipated losses on contracts as we recorded a decrease in reserves of $0.5 million during 2024 compared to a decrease of $2.0 million during 2023 primarily due to the termination of an unfavorable contract.

During the six months ended June 30, 2024 and 2023 cost of sales included an estimated $0.8 million negative impact and a $0.5 million negative impact, respectively, related to EAC adjustments on our firm fixed price contracts. While we believe our estimates as of June 30, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our cost of sales in future reporting periods.

Selling, General, and Administrative Expenses

The decrease in selling, general, and administrative expenses was primarily due to a decrease of $4.9 million in research and development activities, exclusive of allocated share-based compensation and depreciation, a decrease of $4.0 million in share-based compensation expense as certain awards granted in connection with becoming a public company were fully expensed during the first quarter of 2023, and a decrease of $0.8 million in business insurance expense. These decreases were partially offset by an increase of $5.1 million in administrative labor and benefits, net of allocated overhead, due to the increase in headcount on a comparative basis and an increase of $1.1 million in sales and marketing expenses.

Interest Expense, net

The increase in interest expense, net was due to an increase in amortization related to discount on debt of $4.6 million and an increase in contractual interest of $0.7 million.

Change in Fair Value of Warrant and Derivative Liabilities

During the six months ended June 30, 2024, the loss on change in fair value was primarily due to an increase in the market price of our warrants, which drove the increase in the fair value of certain warrants and derivatives during the period, partially offset by a decrease in the market price of our common stock, which drove the decrease in the fair value of certain warrants and derivatives during the period.

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

Provision for Income Taxes

Provision for income taxes for the six months ended June 30, 2024 was $103 thousand, resulting in an effective tax rate for the period of -0.1%. We had a minimal effective tax rate as a result of the continued generation NOLs offset by a full valuation allowance recorded on such NOLs as we determined it is more-likely-than-not that our NOLs will not be utilized. The remainder of the provision for income taxes was primarily related to taxable income from our foreign subsidiary.

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

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change
Gross profit	$2,822	$802	$2,020
Share-based compensation expense	818	778	40
Depreciation and amortization	2,414	1,232	1,182
Adjusted gross profit	$6,054	$2,812	$3,242

The increase in Adjusted Gross Profit was largely due to the estimated impact from EAC adjustments, which had a positive impact of $0.4 million during the three months ended June 30, 2024 compared to a negative impact of $2.5 million during the three months ended June 30, 2023. While we believe our estimates as of June 30, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

The following table reconciles Adjusted Gross Profit to gross profit or loss (the most comparable GAAP measure) for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change
Gross loss	$(3,334)	$(597)	$(2,737)
Share-based compensation expense	1,759	4,023	(2,264)
Depreciation and amortization	4,205	1,698	2,507
Adjusted gross profit	$2,630	$5,124	$(2,494)

The decrease in Adjusted Gross Profit was largely due to the estimated impact from EAC adjustments, which had a negative impact of $13.1 million during the six months ended June 30, 2024 compared to a negative impact of $1.0 million during the six months ended June 30, 2023. While we believe our estimates as of June 30, 2024 consider all relevant and known information, such as supply chain and related production challenges, additional adjustments to our estimates could occur and have an impact on our Adjusted Gross Profit in future reporting periods.

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

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change
Net loss	$(35,378)	$(28,130)	$(7,248)
Interest expense, net	14,607	11,729	2,878
Provision for (benefit from) income taxes	51	(17)	68
Depreciation and amortization	3,033	1,789	1,244
Share-based compensation expense	3,651	3,589	62
Change in fair value of warrant and derivative liabilities	(4,993)	(11,486)	6,493
Other, net(a)	1,626	1,172	454
Adjusted EBITDA	$(17,403)	$(21,354)	$3,951

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our financing transactions are included herein.

The improvement in Adjusted EBITDA was primarily due to an increase in Adjusted Gross Profit. Refer to the discussions above under “Results of Operations” for further details.

The following table reconciles Adjusted EBITDA to net loss (the most comparable GAAP measure) for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change
Net loss	$(88,622)	$(82,575)	$(6,047)
Interest expense, net	28,303	22,663	5,640
Provision for income taxes	103	1	102
Depreciation and amortization	5,424	2,708	2,716
Share-based compensation expense	7,467	13,755	(6,288)
Change in fair value of warrant and derivative liabilities	50	(2,031)	2,081
Other, net(a)	1,637	1,573	64
Adjusted EBITDA	$(45,638)	$(43,906)	$(1,732)

(a) - Represents other expense and other charges and items. Non-recurring legal and accounting fees related to our financing transactions are included herein.

The decrease in Adjusted EBITDA was primarily due to a decrease in Adjusted Gross Profit. Refer to the discussions above under “Results of Operations” for further details.

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

Our backlog totaled $312.7 million and $2.7 billion as of June 30, 2024 and December 31, 2023, respectively. The decrease in backlog is primarily driven by the removal of the unpaid portion of the Rivada Agreement.

As of June 30, 2024, programs associated with Lockheed Martin represented 91% of our backlog.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We have historically funded our operations primarily through the issuance of debt and equity securities. Our short-term liquidity requirements include initiatives related to (i) expansion of existing facilities and upgrade of equipment in order to increase operational capacity, (ii) upgrade of information technology, and (iii) research and development initiatives. Our long-term liquidity requirements include initiatives related to (i) design and development of payload solutions, (ii) expansion of advanced manufacturing and assembly facilities and capabilities, and (iii) development of new satellite components, infrastructure, and software. The timing and amount of spend on these initiatives may be materially delayed, reduced, or cancelled as a result of the level of our financial resources and available financing opportunities. Additionally, our liquidity requirements include the repayment of debt and other payment obligations incurred in the process of becoming a public company and other financing transactions. Our sources of liquidity include cash generated from operations, potential proceeds from the exercise of warrants, and potential proceeds from the issuance of debt and/or equity securities.

Certain warrants issued to affiliates of Francisco Partners provide the right to require us to exchange such warrants (in full but not in part) for $25 million in cash on March 25, 2025. During the six months ended June 30, 2024, we received notice from Francisco Partners of their intent to exercise such rights, which will require us to make a $25 million cash payment on March 25, 2025 and will reduce the amount of cash available at such time to fund our operations and execute our business plan. The amount of such future cash payment could have a material adverse effect on our financial position and cash flows at such time. Further, in the event that we are unable to make the cash redemption payment on March 25, 2025, such failure for us to pay would constitute an event of default under our outstanding debt instruments, which, if not cured or waived could result in the acceleration of all outstanding indebtedness under such debt instruments. Other than such warrants, no investors have the unconditional right to sell back shares or other securities to us or have any forward purchase agreements with us.

There can be no assurances that holders of our warrants will elect to exercise for cash any or all of such warrants, and the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our common stock. As of August 9, 2024, the market price of our common stock is less than the exercise price for all warrants. We believe that based on the current trading prices of our common stock it is uncertain whether we will receive cash proceeds from the exercise of warrants in the next twelve months. Accordingly, we have not relied upon, and are not dependent upon, the receipt of the cash proceeds from the exercise of warrants as a source of liquidity to fund our operations in the next twelve months. The exercise of any or all of the warrants outstanding as of June 30, 2024 for cash would result in an increase in our liquidity, with an aggregate maximum amount of proceeds to be received of approximately $464.9 million.

As of June 30, 2024, we had $30.6 million of cash and cash equivalents, which included $1.3 million of cash and cash equivalents held by our foreign subsidiary. We are not presently aware of any restrictions on the repatriation of our foreign cash and cash equivalents; however, the earnings of our foreign subsidiary are essentially considered permanently invested in the foreign subsidiary. If these funds were needed to fund operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. may cause us to incur additional foreign withholding taxes. We do not currently intend to repatriate these earnings.

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

As of July 31, 2024, our cash and cash equivalents balance was approximately $14.6 million which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the issuance of this quarterly report. In order to proceed with our business plan, we will need to pursue additional sources of capital. We are considering a range of strategic options to address our near-term need for capital including, but not limited to, one or more debt financings, which could take the form of a working capital facility, term loan, receivables financing, or other financing against contract awards to bridge us to expected near-term customer payments on existing and newly-awarded contracts, a sale of the Company, or an alternative strategic relationship. Although we do not currently expect to engage in any near-term equity offerings or other transactions dilutive to stockholders, other than use of our ATM

Program (as defined below), we continue to evaluate such sources of capital. To the extent we raise additional capital through the sale of equity or convertible securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If the amount of capital we are able to raise from financing activities, together with cash flows from operations, is not sufficient to satisfy our capital needs (even to the extent we reduce certain costs), third parties may be reluctant to provide the services required in order to operate our business and we may be required to cease operations, initiate insolvency proceedings or otherwise conduct a capital restructuring, divest assets at unattractive prices or obtain financing, to the extent available, on unattractive terms, each of which may cause our results of operations to be materially and adversely affected. Furthermore, our ability to meet our debt service obligations and other capital requirements depends on, among other things, our future operating performance, which is subject to future general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions, or other events may cause us to seek equity and/or debt financing in future periods.

Long-term Debt

As of June 30, 2024, long-term debt was comprised of the following (including accrued interest paid-in-kind):

(in thousands)
Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2024
Francisco Partners Facility	November 2021	April 2026	9.25%	Quarterly	$120,023
Lockheed Martin Rollover Debt	March 2021	April 2026	9.25%	Quarterly	25,000
Beach Point Rollover Debt(1)	March 2021	April 2026	11.25%	Quarterly	32,703
Convertible Notes due 2027(2)	October 2022	October 2027	10.00%	Quarterly	117,902
PIPE Investment Obligation(3)	March 2022	December 2025	N/A	N/A	13,125
Equipment Financings(4)					2,548
Finance leases					6,143
Unamortized deferred issuance costs					(2,381)
Unamortized discount on debt					(114,669)
Total debt					200,394
Current portion of long-term debt					13,011
Long-term debt					$187,383

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

N/A - Not meaningful or applicable.

There were no significant changes in our long-term debt during the six months ended June 30, 2024.

In July 2024, we paid $1.875 million of principal related to the PIPE Investment Obligation, which was outstanding as of June 30, 2024.

Our primary corporate debt agreements contain a liquidity maintenance financial covenant requiring us to have an amount of unrestricted cash and cash equivalents of the greater of $20 million or 15% of certain aggregated funded indebtedness for each fiscal quarter end. In addition, our primary corporate debt agreements contain a covenant requiring our Consolidated Adjusted EBITDA (as defined in the underlying note agreements), on a trailing twelve month basis, to not be less than $0 by December 31, 2024, which date is the result of the original determination date on June 30, 2024 being extended by two fiscal quarters pursuant to contractual terms (the “EBITDA Financial Covenant”). The commencement of the EBITDA Financial Covenant may be further delayed by one quarter for every additional $25.0 million of net cash proceeds received from qualified equity issuances. If we are unable to comply with these financial covenants, our creditors may accelerate the principal and interest on our primary corporate indebtedness to be immediately due and payable. As of June 30, 2024, debt subject to the these financial covenants totaled $295.6 million with related accrued but unpaid interest of $2.1 million.

As of June 30, 2024, we were in compliance with all financial covenants. However, there is uncertainty regarding our ability to comply with the EBITDA Financial Covenant for at least twelve months from the issuance of these condensed consolidated financial statements.

To address the potential future breach of the EBITDA Financial Covenant, we are executing on our business plan to improve operating results. Additionally, we may extend the EBITDA Financial Covenant beyond December 31, 2024 via the issuance of qualified equity. Furthermore, we can request waivers from existing creditors to waive the EBITDA Financial Covenant to the extent necessary. We cannot provide assurances that we will be successful in improving operating results, obtaining new financing, and/or receiving waivers to the EBITDA Financial Covenant. Our inability to improve operating results, raise capital through qualified equity issuances, or receive waivers may negatively impact our compliance with the EBITDA Financial Covenant, which may have a material adverse impact on our financial condition. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Warrants and Derivatives

Liability-classified Warrants and Derivatives

As of June 30, 2024, our liability-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares as of June 30, 2024	Issuance	Maturity	Exercise/Conversion Price	Fair Value
Public Warrants	19,221,960	March 2021	March 2027	$11.50	$2,307
Private Placement Warrants	78,000	March 2021	March 2027	11.50	9
FP Combination Warrants	8,291,704	March 2022	March 2027	10.00	-
2027 Warrants	17,253,279	October 2022	October 2027	2.898	5,998
Conversion Option Derivative(1)	40,683,913	October 2022	October 2027	2.898	2,235
Warrant and derivative liabilities	85,528,856				$10,549

(1) - Represents the bifurcated embedded derivative associated with the Convertible Notes due 2027’s conversion option.

During the six months ended June 30, 2024, we received notice from the holders of the FP Combination Warrants of their intent to exercise their right to redeem the FP Combination Warrants for $25 million in cash on March 25, 2025. Accordingly, we reclassified the fair value of the FP Combination Warrants during the six months ended June 30, 2024 from warrant and derivative liabilities to accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Equity-classified Warrants and Derivatives

As of June 30, 2024, our equity-classified warrants and derivatives were comprised of the following:

(in thousands, except share and per share amounts)	Number of Issuable Shares	Issuance	Maturity	Exercise Price
Combination Warrants	2,763,902	March 2022	March 2027	$10.00
RDO Warrants	29,000,000	May 2023	November 2028	1.43
Placement Agent Warrants	2,030,000	May 2023	May 2028	1.60
CMPO Warrants	23,204,290	September 2023	September 2028	1.50
CMPO Placement Agent Warrants	1,625,000	September 2023	September 2028	1.75
Total equity-classified warrants and derivatives	58,623,192

There were no significant changes to our equity-classified warrants and derivatives during the six months ended June 30, 2024.

Subsequent Event: At-The-Market Offering

In July 2024, we entered into an At-The-Market Offering Agreement (the “ATM Program”) with a sales agent (the “Sales Agent”). Pursuant to the terms of the ATM Program, we may issue and sell up to a maximum aggregate amount of $98 million of our common stock through the Sales Agent in transactions that are deemed to be “at the market” offerings. We have no obligation to sell, and the Sales Agent is not obligated to buy or sell, any shares of common stock under the ATM Program. The ATM Program will terminate upon the earlier of selling an aggregate of $98 million shares of common stock or upon termination by us or the Sales Agent. In connection with convertible note and warrant purchase agreement underlying the Convertible Notes due 2027, we are limited to selling 26,362,513 shares of our common stock pursuant to the ATM Program unless we obtain Lockheed Martin’s consent to sell more shares of common stock.

We will pay the Sales Agent a cash commission of up to 3.0% of the gross sales price of the shares of common stock sold by the Sales Agent pursuant to the ATM Program.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we do not have any material off-balance sheet arrangements other than our equity-classified warrants and derivatives, which are discussed above. Our equity-classified warrants and derivatives are both indexed to and classified as equity under GAAP.

Cash Flow Analysis

The following table is a summary of our cash flow activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change
Net cash used in operating activities	$(31,917)	$(64,433)	$32,516
Net cash used in investing activities	(4,243)	(12,372)	8,129
Net cash (used in) provided by financing activities	(4,832)	31,746	(36,578)
Effect of exchange rate fluctuations on cash and cash equivalents	(82)	52	(134)
Net decrease in cash and cash equivalents	$(41,074)	$(45,007)	$3,933

Cash Flows from Operating Activities

The decrease in net cash used in operating activities was primarily due to an increase in cash received from customers partially offset by an increase in vendor payments in support of our customer programs and general operations. The remainder of the activity in net cash used in operating activities is related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “Results of Operations” for further details.

Cash Flows from Investing Activities

The decrease in net cash used in investing activities was due to a decrease in spend associated with our expansion into a new manufacturing facility that was substantially completed by the end of 2023.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities primarily consisted of $5.3 million related to the repayment of long-term debt, inclusive of prepayments on finance leases.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the “Critical Accounting Policies and Estimates” section of “Terran Orbital's Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report. There were no material changes to these policies and estimates during the six months ended June 30, 2024.

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
•
our ability to raise substantial capital in the near-term;
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
•
our ability to access, or ability to access on favorable terms, equity and debt capital markets and other funding sources that will be needed in the short-term to fund day-to-day operations and make investments in capital-intensive strategic initiatives including expansion and improvement of our manufacturing facilities and development of new lines of business;
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as the material weaknesses in our internal control over financial reporting that were previously reported in the 2023 Annual Report continued to exist as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting, other than changes related to the remediation of material weaknesses as described below.

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

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risks disclosed in our 2023 Annual Report, and other of our filings with the SEC. Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the 2023 Annual Report. These risks and uncertainties described in our risk factors have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

If we cannot regain compliance with the NYSE’s continued listing requirements and rules, the NYSE may delist our common stock, which could negatively affect our company, the price of our common stock and our shareholders’ ability to sell our common stock.

On June 17, 2024, we received written notice from the NYSE that the average closing price of our shares of common stock was less than $1.00 per share over a consecutive 30 trading-day period ended June 14, 2024, which is below the requirement for continued listing on the NYSE. In accordance with applicable NYSE procedures, we have notified the NYSE that we intend to cure the $1.00 per share deficiency. Based on the applicable NYSE procedures, we have six months following the receipt of the NYSE’s notice to cure the deficiency and regain compliance. The NYSE’s notice has no immediate impact on the listing of our common stock, which will continue to trade on the NYSE subject to our continued compliance with the other listing requirements of the NYSE. Our shares of common stock will continue to trade under the symbol “LLAP” but will have an added designation of “.BC” to indicate that the status of the common stock is “below compliance” with the NYSE continued listing standards. The “.BC” indicator will be removed at such time as we are deemed to be in compliance. We intend to explore available options to regain compliance.

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

We have limited capital and will need to raise additional capital in the immediate future or, if we are unable to raise sufficient capital, may be required to cease our operations, initiate insolvency proceedings or otherwise conduct a capital restructuring, divest our assets at unattractive prices or accept an offer to purchase the Company at a discount to its current market price of its outstanding shares.

We continue to require additional capital in the immediate future to maintain our day-to-day operations and support new programs. We may be unable to obtain additional capital on favorable terms, if at all, when required. Future programs, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We continue to evaluate and may pursue sources of additional capital through various potential financing transactions or arrangements, including but not limited to debt financing, equity financing, or other means, and such arrangements may be subject to the consent of our existing lenders. Although we do not currently expect to engage in any near-term equity offerings or other transactions dilutive to stockholders, other than potential use of our ATM Program, we continue to evaluate such sources of capital. We may not be successful in identifying or executing suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources will not be sufficient to fund our planned operations.

Our ability to obtain financing may be impaired by such factors as the capital markets and certain restrictions imposed by our existing debt instruments. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our near-term capital needs (even to the extent that we reduce our operations), third parties may be reluctant to provide the services we need in order to operate and we will be required to cease our operations, initiate insolvency proceedings or otherwise conduct a capital restructuring, divest our assets at unattractive prices or accept an offer, to the extent we receive an offer, to purchase the Company at a discount to the its market price of its outstanding shares. As previously disclosed, Lockheed Martin made an offer to purchase the Company on March 1, 2024 for $1.00 per share in cash. In the future, the Company may receive one or more offers from time to time, whether it be from Lockheed Martin or otherwise, to purchase the Company. Upon evaluation of any offer received by the Company, if any, the Board may conclude it is in the best interests of stockholders to accept an offer to sell the Company. There can be no assurances that any offer to purchase the Company will be at or above the current or then-current market-price, and any announcement or acceptance of an offer to purchase the Company could adversely affect the market price of our common stock or warrants, and you could recognize a loss on your investment in the Company.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital, or the resulting actions if we are unable to raise additional capital and are required to cease our operations, initiate insolvency proceedings or otherwise conduct a capital restructuring, divest our assets at unattractive prices or accept an offer to purchase the Company at a discount to the current or then-current market price of its outstanding shares, could also result in a decrease in the fair market value of our equity securities We may also incur substantial costs in pursuing future capital financing, including financial advisory and/or placement agent fees, legal fees, accounting fees, securities law compliance fees, distribution expenses and other costs, which could adversely affect our financial position.

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.

As of July 31, 2024, we had $14.6 million in unrestricted cash and cash equivalents which, without additional funding, will not be sufficient to meet our obligations within the next twelve months from the date of issuance of this Quarterly Report. We believe our cash position is insufficient to fund future operations without financings in the near term. Based on our assessment, our management has raised concerns about our ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through a financing transaction or otherwise could be impaired. Our ability to fund working capital, make capital expenditures, and service our debt depends on our ability to generate cash from operating activities, which is subject to its future operating success, and obtain financing on reasonable terms, which is subject to factors beyond our control, including our existing lenders’ willingness to consent to certain financing transactions and general economic, political, and financial market conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have not made any sales of unregistered equity securities that were not previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or our other securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Daniel Staton (Director)	June 27, 2024

Rule 10b5-1 trading arrangement for the sale of shares received solely as a result of the Company electing to pay, in shares of the Company’s common stock, its existing PIPE investment obligation to Mr. Staton (the “Staton Obligation”).

			Sale	Until June 30, 2026	Indeterminable(1)
Marc Bell (Chairman and CEO)	May 24, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
Gary Hobart (Chief Transformation Officer)	May 24, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
James Black (General Counsel and Secretary)	May 24, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between August 29, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
Mathieu Riffel (Chief Accounting Officer)	May 24, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
Santina Michel (Chief Human Resources Officer)	May 24, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
Matthew Gann (SVP, Programs & Strategy)	May 17, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
Mark Kula (SVP, Programs)	May 17, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
Wahid Azizpor (SVP, Manufacturing)	May 17, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
Richard Bays (Chief Information Officer)	May 17, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)
Marco Villa (Chief Revenue Officer)	May 17, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between November 4, 2024 and November 4, 2025.	Sale	Until final settlement of any covered RSUs.	Indeterminable(2)

Tony Gingiss* (Former Chief Operating Officer)	May 17, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting on July 3, 2025.	Sale	No longer in effect.	N/A
Stephen Hobart* (Former SVP, Engineering)	May 17, 2024	Rule 10b5-1 trading arrangement solely for “sell-to-cover” transactions to cover tax withholding obligations relating to RSUs vesting between February 6, 2025 and July 20, 2025.	Sale	No longer in effect.	N/A

* No longer an employee of Terran Orbital.

(1) - The number of shares, if any, that will be sold is unknown as the number will vary based on whether or not the Company elects to pay the Staton Obligation in shares of common stock and, if such election is made, the market price of the common stock at the time such shares are delivered to Mr. Staton.

(2) - The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the market price of our common stock at the time of settlement. This trading arrangement provides solely for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed/furnished or incorporated by reference as part of this report.

Exhibits Index

The information required by this Item is set forth on the exhibit index below.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 28, 2021, by and among the Terran Orbital Corporation, Tailwind Two Acquisition Corp. and Titan Merger Sub, Inc.	8-K	2.1	10/28/2021
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	S-4/A	2.2	2/10/2022
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of March 9, 2022, by and among Tailwind Two Acquisition Corp., Titan Merger Sub, Inc., and Terran Orbital Corporation	8-K	2.1	3/15/2022
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	5/5/2023
3.2	Bylaws of Terran Orbital Corporation	8-K	3.2	3/28/2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Terran Orbital Corporation.	8-K	3.1	3/4/2024
4.1	Rights Agreement, dated as of March 4, 2024, between Terran Orbital Corporation and Continental Stock Transfer & Trust Company, as Rights Agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C).	8-K	4.1	3/4/2024
4.2	Amended and Restated Rights Agreement, dated as of April 18, 2024, by and between Terran Orbital Corporation and Continental Stock Transfer & Trust Company, as Rights Agent.	8-K	4.1	4/18/2024
10.1*+	Offer Letter, dated as of May 16, 2024, by and between Adarsh Parekh and Terran Orbital Corporation
10.2*+	Offer Letter, dated as of May 20, 2024, by and between Peter Krauss and Terran Orbital Corporation
10.3	At The Market Offering Agreement, dated July 23, 2024, by and between Terran Orbital Corporation and H.C. Wainwright & Co., LLC.	8-K	10.1	7/23/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

TERRAN ORBITAL CORPORATION

Date: August 12, 2024	By:	/s/ Adarsh Parekh
Adarsh Parekh
Executive Vice President and Chief Financial Officer (Principal Financial Officer)